Form 10QSB
period 2004-10-31
STERLING GOLD CORP
filed 2005-01-03
CIK 1280821

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-112988

HIGH GRADE MINING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2
(Address of principal executive offices)

(604) 925-0220
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

==================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

OCTOBER 31	JANUARY 31
2004	2004

ASSETS

Current
Cash	$122	$-
Prepaid expenses	75	-

	$197	$-

LIABILITIES

Current
Accounts payable	11,314	$-
Due to shareholders (Note 5)	23,618	14,425
	34,932	14,425

SHAREHOLDER'S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares with a par value of
$0.00001 per share
Issued:
5,000,000 common shares	50	50

Share subscriptions receivable	-	(50)

Deficit Accumulated During The Exploration Stage	(34,785)	(14,425)
	(34,735)	(14,425)

	$197	$-

STERLING GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF LOSS AND DEFICIT

(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM
THREE	NINE	INCEPTION
MONTHS	MONTHS	JANUARY 26
ENDED	ENDED	2004 TO
OCTOBER 31	OCTOBER 31	OCTOBER 31
2004	2004	2004

Expenses
Professional fees	$11,208	$19,683	$27,183
Mineral claim payment	-	-	6,800
Regulatory	-	305	305
Office and sundry	137	372	497

Loss For The Period	$11,345	$20,360	$34,785

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	5,000,000	5,000,000

STERLING GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM
NINE	INCEPTION
MONTHS	JANUARY 26
ENDED	2004 TO
OCTOBER 31	OCTOBER 31
2004	2004

Cash Flows From Operating Activities
Loss for the period	$(20,360)	$(34,785)

Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Prepaid expenses	(75)	(75)
Accounts payable	11,314	11,314
	(9,121)	(23,546)

Cash Flows From Financing Activities
Issue of share capital	50	50
Due to shareholders	9,193	23,618
	9,243	23,668

Cash, End Of Period	$122	$122

STERLING GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

OCTOBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

COMMON STOCK	DEFICIT
NUMBER			ACCUMULATED
OF		SHARE	DURING THE
COMMON	PAR	SUBSCRIPTIONS	EXPLORATION
SHARES	VALUE	RECEIVABLE	STAGE	TOTAL

Shares issued at $0.00001	5,000,000	$50	$(50)	$-	$-

Loss for the period	-	-	-	(14,425)	(14,425)

Balance, January 31, 2004	5,000,000	50	(50)	(14,425)	(14,425)

Share subscriptions receivable	-	-	50	-	50

Loss for the period	-	-		(20,360)	(20,360)

Balance, October 31, 2004	5,000,000	$50	$-	$(34,785)	$(34,735)

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited financial statements as of October 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2004 audited financial statements and notes thereto.

2. OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on January 26, 2004.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a loss of $34,785 for the period from January 26, 2004 (inception) to October 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Year End

The Company's year end is January 31st .

b) Mineral Claim Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

d) Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

e) Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4. MINERAL CLAIM INTEREST

The Company has the right to conduct exploration activity on one mineral claim, the legal title to which is held by Woodburn Holdings Ltd., a British Columbia corporation owned and controlled by Robert Baker, the Company's president.

5. DUE TO SHAREHOLDERS

The amount due to shareholders is unsecured and interest free with no specific terms of repayment.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of this offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum amount in our public offering of $100,000 in order to remove uncertainties surrounding our ability to continue as a going concern.

To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least $100,000. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our Form SB-2 Registration Statement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from our public offering, it will last a year. Whether we raise the minimum or maximum amount in our public offering, we believe the money will last a year. Other than as described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our Form SB-2 Registration Statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1. 0-30 days after completion of our public offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2. 30-120 after completion of our public offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3. 120-150 days after completion of our public offering. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on January 24, 2004

We will conduct our exploration activities on one property containing one claim. The property is staked and we will begin our exploration plan upon completion of our public offering.

Since inception, we have used loans Woodburns Holdings Ltd., a corporation owned by Robert Baker, our president and a loan from Diamac Capital Corporation, a corporation owned by Katherine MacDonald, one our shareholders, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by then inception on January 24, 2004 to October 31, 2004 was $23,618. The loans are not evidenced by any written instrument and are to be repaid only in the event that mineralized material is found on the property. The loans will not be repaid from the proceeds from our public offering. The loans are without interest and will only be repaid from subsequent funds received from operations.

Liquidity and Capital Resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in January 2004. This was accounted for as a purchase of shares of common stock.

As of October 31, 2004, our total assets were $122 and our total liabilities were $34,932.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Robert Baker, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112988). We are attempting to raise a minimum of $100,000 and a maximum of $200,000 by selling shares of our common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report we have not sold any shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8K

The Company filed no reports on Form 8-K during the three month period ended October 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of January, 2005.

STERLING GOLD CORP.
(Registrant)

BY:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors