Form 10QSB/A
period 2004-10-31
STERLING GOLD CORP
filed 2005-01-05
CIK 1280821

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-112988

STERLING GOLD CORP.
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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of January, 2005.

STERLING GOLD CORP.
(Registrant)

BY:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors