Form 10KSB
period 2005-01-31
STERLING GOLD CORP
filed 2005-04-28
CIK 1280821

=========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-112988

STERLING GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	Unavailable (IRS Employer Identification No.)

885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2
(Address of principal executive offices, including zip code.)

(604) 925-0220
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

=========================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year January 31, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2005: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2005: 5,000,000.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS.

General

We were incorporated in the State of Nevada on January 26, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 885 Pyrford Road, West Vancouver, British Columbia, Canada. Our telephone number is (604) 925-0220. This is the home of Robert Baker, our president. We use this space on a rent-free basis.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

Background

In November 2003, Woodburn Holdings Ltd., a British Columbia corporation entirely owned and controlled by our president, Robert Baker, acquired one mineral property containing one mining claim in British Columbia, Canada by purchasing for $6,800 the same through Glengarry Development Corp., a non-affiliated third party. Lloyd Tattersall is a staking agent employed by Glengarry Development Corp. Glengarry Development Corp. is located 1395 Marine Drive, West Vancouver, British Columbia, Canada V7T 2X8. Mr. Tattersall has been staking claims since 1962. His British Columbia license number is 12657. Mr. Tattersall has also served on the board of directors of Gavex Gold Mines Ltd., El Camino Resources Corp., and Big Valley Resources Corp, all Canadian publicly traded companies.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Woodburn Holdings Ltd. paid Glengarry Development Corp. $6,800 to stake the claims. The claims were transferred to Woodburn Holdings Ltd. Woodburn Holdings Ltd. is Mr. Baker's privately held corporation. The claim is recorded in the name of Woodburn Holdings Ltd. to avoid paying additional fees. Woodburn Holdings Ltd. has not provided us with a signed or executed bill of sale in our favor. Woodburn Holdings Ltd. will issue a Bill of Sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mining claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Baker will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Baker transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. We believe if Mr. Baker as president of Woodburn Holdings Ltd. transfers title to a third party, Mr. Baker would be liable to us for monetary damages for breach of fiduciary duty, but we do not believe we would have a cause of action against Woodburn Holdings, Ltd. Mr. Baker has agreed verbally with us not to cause the title to pass to another entity.

To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the Company's property resides with the Crown.

The Company's claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration
406354	K-2 Mining Claim.	November 7, 2003	December 25, 2006

Our claim measures 500 meters by 500 meters.

In order to maintain this claim Woodburn Holdings Ltd. must pay a fee of CDN$100 per year per claim. Woodburn Holdings Ltd. can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2004. We have no earthly idea if the fee to renew the claim will increase after 2004. There is no grace period if there is a default on the work or Woodburn Holdings misses renewing the claim. Woodburn will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found. In the event that our exploration program does not find mineralized material, Woodburn will allow the claim to expire and we will cease operations.

The property was selected because Mr. Tattersall advised us that gold has been discovered on other property nearby. No technical information was used to select the property.

Location and Access

The property is located on the south end of Polley Lake approximately 90 Kilometers northeast of the city of Williams Lake. Traveling 90 Kilometers northeast on paved road can access it. Numerous local logging and exploration roads give good access to all parts of the property.

MAP 1

K-2 Claim
Fort St. John
Dawson Creek
Terrace
Prince Rupert
Prince George
Quesnel
Williams Lake
Revelstoke
Kamloops
Vernon
Merritt
Kelowna
Penticton
Nelson
Castlegar
Trail
Cranbrook
Greenwood
Grand Forks
Courtenay
Nanaimo
Surrey
Chilliwack
White Rock
Abbotsford
Duncan
Colwood

Copyright © BC Ministry of Sustainable Resource Management

Map Center: 121°11' W, 52°17' N

MAP 2

Physiography

The property lies between elevations of 700 meters and 1,300 meters. The claim is 500 meters long by 500 meters wide, approximately 53 acres. It is flat and accessible on the east side of the Imperial Metals Ltd. Mount Polley Mine Property. Vegetation consists mainly of Pine and Fir.

The property is snow-free from May to November. Providing a six to seven month exploration season. As such, no exploration will take place from approximately December to April.

Property Geology

The property is covered by pink and gray medium to fine grained diorite, monzonite and syenite, maroon and gray polyllithic volcanic breccias. The major types of rocks found on the property are monzonite syenite (which is gravel, sand, silt and clay).

We selected the property because gold has been found on other properties nearby. Other than the foregoing, we did not rely on technical information for the selection of the property. Mr. Baker, one of our officer's and director's, was responsible for the selection of the property.

Mineralization

Isolated findings of minerals bearing copper, gold and silver have been found, but none anywhere near economic concentrations.

History of Previous Work

Some soil sampling for copper gold was done in the 1960's by Amax Exploration resulting in some copper anomalies.

Our Proposed Exploration Program

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will not be initiated until we raise money from our offering. As of the date of this report, our offering has not been completed, therefore, we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Glengarry Development Corp., a physical examination of the property and one day of prospecting. The cost of staking the claims was included in the $6,800, Woodburn Holdings Ltd. paid to Glengarry Development Corp. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore and evaluate the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Baker will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our initial public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to ALS Chemex, analytical chemists, geochemists and registered assayers located in North Vancouver, British Columbia.

We estimate the cost of core sampling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our initial public offering. If we raise the minimum amount of money, we will drill approximately 2,250 linear feet or 8 holes. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 23 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin drilling ninety days after our initial public offering is closed, weather permitting. To date, we have not paid any fees for an exploration consultant.

The breakdown of estimated times and dollars was made by Mr. Baker.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

We anticipate starting exploration operation within 90 days of the completion of our initial public offering weather permitting.

If we do not find mineralized material on the property, Woodburn Holdings Ltd. will allow the claim to expire and we will cease operations.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from out property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. In any event, we have not allocated any funds for the reclamation of the property.

Subcontractors

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no employees, other than our two officers and directors. Our officers and directors are part-time employees and will devote about 10% of his time to our operation. Accordingly, we have 2 total employees, no full-time employees and 2 part-time employees. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Baker will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of the date of this report, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete our initial public offering.

Risk Factors

The following are risk factors affecting our operations:

1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease operations and you could lose your investment.

2. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

3. Our management lacks technical training and experience in mining operations and consequently our operations, earnings and ultimate financial success could be irreparably harmed.

Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices many not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry.

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in January 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $35,378. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. As a result, we may have to suspend or cease operations which will result in the loss of your investment.

Our management is inexperienced with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property.

7. Because we are small and do not any ore reserves or much capital, we may have to limit our exploration activity which may result in a lose of your investment.

Because we are small and do not have ore reserves or much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

8. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

9. Because Mr. Baker and Mr. Fraser have other outside business activities and will each only be devoting 10% of their time or approximately 4 hours per week each to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Baker and Mr. Fraser, our officers and directors, have other outside business activities and will each only be devoting 10% of their time or four hours each per week to our operations, our operations may be sporadic and occur at times which are convenient to Messrs. Baker and Fraser. As a result, exploration of the property may be periodically interrupted or suspended.

10. Because title to the property is held in the name of another entity, if it transfers the property to someone other than us, we will cease operations.

Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Woodburn Holdings Ltd., a British Columbia corporation owned and controlled by Robert Baker, our president. If Woodburn Holdings Ltd. transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. We believe if Mr. Baker as president of Woodburn Holdings Ltd. transfers title to a third party, we would have a cause of action against Mr. Baker for breach of fiduciary duty, but we do not believe we would have a cause of action against Woodburn Holdings, Ltd. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

11. Because Robert Baker is our president and a director, if he should resign or die, we will not have a chief executive officer which could result in our operations suspending. If that should occur, you could lose your investment.

Robert Baker is our president and a director. We are extremely dependent upon him to conduct our operations. If he should resign or die we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible you could lose your entire investment.

12. Because one of our officers and directors and one other shareholder, Dimac Capital Corporation, will own more than 50% of the outstanding shares after our initial public offering, they will be able to decide who will be directors and you may not be able to elect any directors.

Even if we sell all 2,000,000 shares of common stock in our initial public offering, Mr. Baker and one other shareholder, Dimac Capital Corporation, will still own 5,000,000 shares and will continue to control us. As a result, after completion of our initial public offering, regardless of the number of shares we sell, Mr. Baker and Dimac Capital Corporation, will be able to elect all of our directors and control our operations.

13. Because one of our officers and directors and one shareholder are risking a small amount of capital and property as a loan, while you on the other hand are risking up to $200,000, as an equity investment, if we fail you will absorb most of the loss.

Woodburn Holdings Ltd., a corporation owned by our president, Robert Baker and Dimac Capital Corporation, a corporation owned by Kathrine MacDonald, will receive a substantial benefit from your investment. They supplied the property, paid expenses, advanced cash and made a loan all of which totaled $22,525. You on the other hand, will be providing all of the cash, through your equity investment, for our operations. If we cease operations, Woodburn Holdings Ltd. and Dimac Capital Corporation, as debtors, will be entitled to recover the amount of their loan before you will be entitled to recover any of your equity investment. As a result, if we cease operations for any reason, you will lose your investment while Woodburn Holdings Ltd, and Dimac Capital Corporation, if funds are available, will be entitled to the return of the amount they loaned to us.

14. Because we do not have an escrow or trust account for your subscription, if we file for bankruptcy protection or are forced into bankruptcy, you will lose your investment.

Your funds will not be placed in an escrow or trust account. Accordingly, if we file for bankruptcy protection or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. As such, you will lose your investment and your funds will be used to pay creditors and will not be used for exploration.

15. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2. DESCRIPTION OF PROPERTY.

We were incorporated in the State of Nevada on January 26, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 885 Pyrford Road, West Vancouver, British Columbia, Canada. Our telephone number is (604) 925-0220. This is the home of Robert Baker, our president. We use this space on a rent-free basis.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration

406354	K-2 Mining Claim.	November 7, 2003	December 25, 2006

Our claim measures 500 meters by 500 meters.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2004, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 5,000,000 shares of common stock outstanding as of January 31, 2005, 5,000,000 shares were owned by one of our officers and directors and a major shareholder and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At January 31, 2005, there were two holders of record.

Status of our public offering

On November 17, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-112988, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

As of the date of this report, we have not completed our initial public offering.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

The Company is not currently subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. PLAN OF OPERATIONS.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments in our common stock by others. The funds we raise in our initial public offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. We will not begin exploration of the property until weather permits us to so.

The money we raise though our initial public offering will allow us to stay in business for one year. The money raised in our initial public offering will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our initial public offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others.

Our officers and directors are unwilling to make any commitment to loan us any money at this time, but will reconsider if mineralized material is discovered. At the present time, we have not made any arrangements to raise additional cash, other than through our initial public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

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

Milestones

The following are our milestones:

1. 0-90 days after completion of our initial public offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2. 30-120 after completion of our initial public offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3. 120-150 days after completion of our initial public offering. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

All funds for the foregoing activities will be obtained from addition financing.

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

Results of Operations

From Inception on January 24, 2004

We acquired one property containing one claim. We have staked the property and will begin our exploration plan upon completion of our initial public offering.

Since inception, we have used loans Woodburn Holdings Ltd., a corporation owned by Robert Baker, our president and a loan from Diamac Capital Corporation, a corporation owned by Kathrine MacDonald, one of our shareholders, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by them since inception on January 24, 2004 to January 31, 2005 was $22,525. The loans are not evidenced by any written instrument and are to be repaid only in the event that mineralized material is found on the property. The loans will not be repaid from the proceeds from our initial public offering. The loans are without interest and will only be repaid from subsequent funds received from operations.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in January 2004. This was accounted for as a purchase of shares of common stock.

As of January 31, 2005, our total assets were $12,110 and our total liabilities were $35,438. As of January 31, 2005, we had $12,110 in cash.

On November 17, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-112988, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

As of the date of this annual report, we have not completed our public offering.

Liquidity and Capital Resources

At January 31, 2005, we had negative working capital of $23,328.

At January 31, 2005, our total assets of $12,110 consist of mainly cash.

At January 31, 2005, our total liabilities were to $35,438.

We have not had revenues since inception.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

We posted a loss of $20,953 for the year ending January 31, 2005. The principal component was start-up costs and the costs related to our public offering.

Operating expenses for the year ending January 31, 2005 were $20,953.

Recent accounting pronouncements

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain embedded derivatives, and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires that certain financial instruments previously classified as equity in statements of financial position be classified as liabilities. The provisions in Statement 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 for public companies. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

In November 2004, the FASB issued Statement 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. Adopting this new standard is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2004, FASB has also issued SFAS No. 152 and 153 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

PART III

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Sterling Gold Corp.
(An exploration stage company)

We have audited the accompanying balance sheets of Sterling Gold Corp. (an exploration stage company) as at January 31, 2005 and 2004, and the related statements of operations, cash flows, and stockholders' deficiency for the year ended January 31, 2005, for the period from January 31, 2004 (date of inception) to January 31, 2004, and for the cumulative period from January 31, 2004 (date of inception) to January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended January 31, 2005, for the period from January 24, 2004 (date of inception) to January 31, 2004, and for the cumulative period from January 24, 2004 (date of inception) to January 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the financial statements, the Company incurred a net loss of $35,378 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Morgan & Company"
April 6, 2005	Chartered Accountants

STERLING GOLD CORP.
(An Exploration Stage Company)

BALANCE SHEETS

AS AT JANUARY 31,
(Stated In U.S. Dollars)

	2005	2004

ASSETS

Current Assets
Cash	$12,110	$-

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$10,691	$-
Loans payable (note 4)	2,222	-
Due to related parties (note 5)	22,525	14,425
	35,438	14,425

STOCKHOLDERS' DEFICIENCY

Authorized:
100,000,000 common shares with a par value of $0.00001 per share

Issued:
5,000,000 common shares at January 31, 2005 and 2004	50	50

Share Subscription Received	12,000	(50)

Deficit Accumulated During The Exploration Stage	(35,378)	(14,425)
	(23,328)	(14,425)
	$12,110	$-

STERLING GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated In U.S. Dollars)

		PERIOD	CUMULATIVE
		FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	JANUARY 26	JANUARY 26
	ENDED	2004 TO	2004 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2005	2004	2005

REVENUE	$-	$-	$-

EXPENSES
Professional fees	19,232	7,500	26,732
Interest and bank charges	280	-	280
Mineral claim payment	-	6,800	6,800
Office and sundry	1,441	125	1,566

Net loss for the period	$(20,953)	$(14,425)	$(35,378)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	5,000,000	3,333,333

STERLING GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated In U.S. Dollars)

		PERIOD	CUMULATIVE
		FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	JANUARY 26	JANUARY 26
	ENDED	2004 TO	2004 TO
	JANUARY 31	JANUARY 31	JANUARY 31
	2005	2004	2005

CASH PROVIDED BY (USED FOR):

Operating Activities
Net loss for the period	$(20,953)	$(14,425)	$(35,378)

Cash provided by (used for) net changes in non cash working items:
Increase in accounts payable and accrued liabilities	10,691	-	10,691

	(10,262)	(14,425)	(24,687)

Financing Activities
Issue of share capital	-	50	50
Loans payable	2,222	-	2,222
Due to related parties	8,100	14,425	22,525
Share subscription received	12,050	(50)	12,000

	22,372	14,425	36,797

Cash, end of period	$12,110	$-	$12,110

STERLING GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

PERIOD FROM INCEPTION JANUARY 26, 2004 TO JANUARY 31, 2005
(Stated In U.S. Dollars)

	COMMON SHARES			DEFICIT
				ACCUMULATED
			SHARE	DURING THE
		PAR	SUBSCRIPTIONS	EXPLORATION
	NUMBER	VALUE	RECEIVED	STAGE	TOTAL

Shares issued for cash at $0.00001	5,000,000	50	$(50)	$-	$-
Net loss, for the period	-	-	-	(14,425)	(14,425)

Balance, January 31, 2004	5,000,000	50	(50)	(14,425)	(14,425)

Share subscriptions received	-	-	12,050	-	12,050
Net loss, for the year	-	-	-	(20,953)	(20,953)

Balance, January 31, 2005	5,000,000	50	12,000	(35,378)	(23,328)

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated In U.S. Dollars)

__________________________________________________________________________________

1. OPERATIONS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $20,953 for the year ended January 31, 2005 and a deficit of 35,378 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated In U.S. Dollars)

__________________________________________________________________________________

SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

e) Income Taxes

The Company uses an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated In U.S. Dollars)

__________________________________________________________________________________

SIGNIFICANT ACCOUNTING POLICIES (Continued)

f) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

g) Financial Instruments

The carrying values of the Company's financial instruments, including cash, accounts payable, loans payable and accrued liabilities, and due to related parties, approximate their fair values due to their short term maturities.

h) Recent Accounting Pronouncements

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain embedded derivatives, and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires that certain financial instruments previously classified as equity in statements of financial position be classified as liabilities. The provisions in Statement 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 for public companies. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated In U.S. Dollars)

__________________________________________________________________________________

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

h) Recent Accounting Pronouncements (Continued)

In November 2004, the FASB issued Statement 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. Adopting this new standard is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2004, FASB has also issued SFAS No. 152 and 153 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

3. MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired, from a private company controlled by the Company's president, a 100% interest in one mineral claim located in British Columbia, Canada. The consideration for the acquisition was a cash payment of $6,800, which represented reimbursement of the cost paid by the vendor for the staking of the mineral claim.

4. LOANS PAYABLE

The amount is due to two associated companies one of which is controlled by a director.

5. DUE TO RELATED PARTIES

The amount is unsecured and interest free with no specific terms of repayment.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2005 and 2004
(Stated In U.S. Dollars)

__________________________________________________________________________________

6. INCOME TAX

A reconciliation of income tax expense to the amount computed a the statutory rate is as follows:

	YEAR	PERIOD
	ENDED	ENDED
	JANUARY 31	JANUARY 31
	2005	2004

Net loss for the period	$(20,954)	$(14,425)
Statutory tax rate	35%	35%

Expected income tax provision	(7,334)	(5,049)
Unrecognized tax losses	7,334	5,049

	$-	$-

Significant components of deferred income tax assets are as follows:

	YEAR	PERIOD
	ENDED	ENDED
	JANUARY 31	JANUARY 31
	2005	2004

Operating loss	$12,383	$5,049
Valuation allowance	(12,383)	(5,049)

	$-	$-

The Company has $35,379 in losses carryforward which will expire as follows:

2024	$14,425
2025	20,954

$35,379

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to January 31, 2005, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B. OTHER INFORMATION.

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Robert Baker	51	president, principal executive officer,
885 Pyrford Road		treasurer, principal accounting officer, and
West Vancouver, British Columbia		principal financial officer and a member of the
Canada		board of directors

Courtlandt Fraser	44	secretary and member of the board of directors
#135 - 13880 74th Avenue
Surrey, British Columbia
Canada

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Since January 28, 2004, Robert Baker has been our president, principal executive officer, treasurer, principal accounting officer, principal financial officer and a member of the board of directors. Since June 2003, Mr. Baker has been the president, principal executive officer, secretary, treasurer, principal accounting officer, principal financial officer and the sole member of the board of directors of High Grade Mining Corp. From June 2002 to October 2003, Mr. Baker was the president, chief executive officer, treasurer, chief financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer. Canaccord Capital Corporation is a broker-dealer registered with the United States Securities and Exchange Commission. Mr. Baker will devote 10% of his time or four hours per week to our operation.

Since January 28, 2004, Courtlandt Fraser has been our secretary and member of the board of directors. Since January 1999, Mr. Fraser has been the project accountant for EWOS Canada Ltd., a fish and feed manufacturer located in Surrey, British Columbia. From February 1998 to May 2000, Mr. Fraser was the chief executive officer and owner of Summit Care Corporation, a Nevada corporation which owned and operated a Los Angeles, California mortuary and owned and operated a call service in Los Angeles and the surrounding area. From July 1999 to February 2001, Mr. Fraser was a member of the board of directors of Consolidated AGX Resources Corporation located in Vancouver, British Columbia. Consolidated Resources was engaged in the business of active mining coproation with properties located in Brazil. From July 1996 to December 1998, Mr. Fraser was the president and owner of Jencor Enterprises Inc. a market research and industry analysis corporation located in Surrey British Columbia that prepared business plans and proposals.

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Mr. Baker's devotion of time to projects that do not involve us. In the event that Mr. Baker ceases devoting time to our operations, he has agreed to resign as an officer and director.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us, and the accuracy, completeness and timeliness of our financial reports.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid by us from inception on January 24, 2004 through January 31, 2005, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
						Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Robert M. Baker	2005	0	0	0	0	0	0	0
President	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Courtlandt Fraser	2005	0	0	0	0	0	0	0
Secretary	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

We have not paid any salaries in 2005, and we do not anticipate paying any salaries at any time in 2006. We will not begin paying salaries until we have adequate funds to do so.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Name of Beneficial	Number of	Percentage of
Owner [1]	Shares	Ownership

Robert Baker [2]	2,500,000	50.0%
Courtland Fraser	0	0.00%

All Officers and Directors	2,500,000	50.0%
as a Group (2 persons)

Kathrine MacDonald [3]	2,500,000	50.0%

[1]

The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Baker is the only "promoter" of our company.

[2]	Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.
[3]	Ms. MacDonald holds title to her common stock in the name of Dimac Capital Corporation, a British Columbia corporation which she owns and controls.

Future Sales by Existing Stockholders

A total of 5,000,000 shares of common stock were issued to Woodburn Holdings Ltd. a corporation owned and controlled by our president Robert M. Baker and to Dimac Capital Corporation, a corporation owned and controlled by Kathrine MacDonald, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition commencing on January 28, 2004. If the minimum number of shares are sold, Woodburn Holdings Ltd. and Ms. MacDonald could each sell up to 60,000 shares quarterly. If the maximum number of shares are sold, Woodburn Holdings Ltd. and Ms. MacDonald could each sell up to 70,000 shares quarterly.

Shares purchased in our initial public offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

Our current shareholders will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Because our president and one shareholder will control us after our initial public offering, regardless of the number of shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

Changes in Control

There are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2004, we issued a total of 2,500,000 shares of restricted common stock to Woodburn Holdings, Ltd., a corporation owned and controlled by Robert M. Baker, an officer and director of our company, in consideration of $25, and 2,500,000 shares of restricted common stock to Dimac Capital Corporation, a corporation owned and controlled by Kathrine MacDonald in consideration of $25. This was accounted for as a purchase of common stock.

In June 2003, Mr. Baker and Ms. MacDonald loaned us $21,115 to pay for the cost of staking the property, for legal fees connected with our incorporation, paid a portion of the legal fees for our initial public offering, and paid accounting fees. There is no document evidencing the loan; the loan is without interest; and, there are no specific terms of repayment.

On November 11, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement, file number was 333-112988, effective permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

As of the date of this report, we have not completed our public offering.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-112988 on February 20, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	K-2 Mining Claim.
10.2	Bill of Sale.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005	$1,250	Morgan & Company, Chartered Accountants
2004	nil	Morgan & Company, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$1,875	Morgan & Company, Chartered Accountants
2004	nil	Morgan & Company, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	nil	Morgan & Company, Chartered Accountants
2004	nil	Morgan & Company, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	nil	Morgan & Company, Chartered Accountants
2004	nil	Morgan & Company, Chartered Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April, 2005.

STERLING GOLD CORP.

BY: /s/ Robert Baker
Robert Baker, President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Robert Baker	President, Principal Executive Officer, Treasurer	April 28, 2005
Robert Baker	Principal Accounting Officer, Principal Financial
Officer and a member of the Board of Directors

/s/ Courtland Fraser	Secretary and member of the Board of Directors	April 28, 2005
Courtland Fraser