Form 10QSB
period 2005-04-30
STERLING GOLD CORP
filed 2005-06-06
CIK 1280821

======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

===========================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS

AS AT,
 (Unaudited)
(Stated In U.S. Dollars)

	APRIL 30	January 31
	2005	2005

ASSETS
Current Assets
Cash	$49,136	$12,110
	$49,136	$12,110

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$10,691	$10,691
Loans payable (note 3)	3,947	2,222
Due to related parties (note 4)	22,606	22,525
	37,244	35,438

SHAREHOLDERS' EQUITY (DEFICIENCY)
Authorized:
100,000,000 common shares with a par value of
$0.00001 per share
Issued:
5,000,000 common shares	50	50

Share Subscription Received	49,000	12,000

Deficit Accumulated During the Exploration Stage	(37,158)	(35,378)
	11,892	(23,328)
	49,136	$12,110

STERLING GOLD CORP.
 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated In U.S. Dollars)

			Cumulative
			Period From
	Three Months	Three Months	Inception
	Period Ended	Period Ended	January 26 2004
	April 30, 2005	April 30, 2004	to April 30, 2005

EXPENSES
Professional fees	$1,638	$8,475	$28,370
Interest and bank charges	128	-	408
Mineral claim payment	-	-	6,800
Regulatory	-	305	-
Office and sundry	14	113	1,580

Loss for the period	$(1,780)	$(8,893)	$(37,158)

Basic and Diluted Loss Per Share	(0.01)	$(0.01)

Weighted Average Number of
Shares Outstanding	5,000,000	$5,000,000

STERLING GOLD CORP.
 (An Exploration Stage Company)

STATEMENT OF CASH FLOWS
 (Unaudited)
(Stated In U.S. Dollars)

			Cumulative
			Period From
	Three Months	Three Months	Inception
	Period Ended	Period Ended	January 26 2004
	April 30, 2005	April 30, 2004	to April 30, 2005

CASH PROVIDED BY (USED FOR):

Operating Activities
Loss for the period	(1,780)	$(8,893)	$(37,158)

Cash provided (used) by net changes
in non cash working items:
Accounts payable and accrued
liabilities
Prepaid expenses	-	(75)	10,691

	(1,780)	(8,968)	(26,467)

Financing Activities
Issue of share capital			50
Due to related parties	81	9,020	22,606
Loan Payable	1,725	-	3,947
Share subscription received	37,000	50	49,000

	38,806	9,070	75,603

Increase in cash during period	37,026	102	49,136

Cash, beginning of period	12,110	-	-

Cash, end of period	49,136	$102	49,136

STERLING GOLD CORP.
 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

PRERIOD FROM JANUARY 26, 2004 TO APRIL 30, 2005
 (Unaudited)
(Stated In U.S. Dollars)

	COMMON SHARES			DEFICIT
				ACCUMULATED
			SHARE	DURING THE
		PAR	SUBSCRIPTIONS	EXPLORATION
	NUMBER	VALUE	RECEIVED	STAGE	TOTAL

Shares issued for cash at
$0.00001	5,000,000	50	$(50)	$-	$-
Net loss, for the period	-	-	-	(14,425)	(14,425)

Balance, January 31, 2004	5,000,000	50	(50)	(14,425)	(14,425)

Share subscriptions received	-	-	12,050	-	12,050
Net loss, for the year	-	-	-	(20,953)	(20,953)

Balance, January 31, 2005	5,000,000	50	$12,000	$(35,378)	$(23,328)

Share subscriptions receivable	-	-	37,000	-	37,000
Net loss, for the period	-	-	-	(1,780)	(1,780)

Balance, April 30, 2005	5,000,000	50	$49,000	$(37,158)	$11,892

STERLING GOLD CORP.
An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005 and 2004
(Unaudited)
(Stated In U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2005 audited financial statements and notes thereto.

2.	MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired, from a private company controlled by the Company's president, a 100% interest in one mineral claim located in British Columbia, Canada. The consideration for the acquisition was a cash payment of $6,800, which represented reimbursement of the cost paid by the vendor for the staking of the mineral claim.

3.	LOANS PAYABLE

The amount is due to two associated companies one of which is controlled by a director.

4.	DUE TO RELATED PARTIES

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

Since inception, we have used loans Woodburn Holdings Ltd., a corporation owned by Robert Baker, our president and a loan from Diamac Capital Corporation, a corporation owned by Kathrine MacDonald, one our shareholders, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by then inception on January 24, 2004 to April 30, 2005 was $22,606. The loans are not evidenced by any written instrument and are to be repaid only in the event that mineralized material is found on the property. The loans will not be repaid from the proceeds from our public offering. The loans are without interest and will only be repaid from subsequent funds received from operations.

Liquidity and Capital Resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in January 2004. This was accounted for as a purchase of shares of common stock.

As of April 30, 2005, our total assets were $29,136 and our total liabilities were $49,136.

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

(b)   Reports on Form 8K

The Company filed no reports on Form 8-K during the three month period ended April 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of June, 2005.

STERLING GOLD CORP.
(Registrant)

BY:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors