Form 10QSB
period 2005-07-31
STERLING GOLD CORP
filed 2005-09-07
CIK 1280821

=====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

=====================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP.
 (An Exploration Stage Company)

INTERIM BALANCE SHEETS
AS AT,
 (Unaudited)
(Stated In U.S. Dollars)

	July 31	January 31
	2005	2005
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$63,662	$12,110
Prepaid expenses	289	-
	$63,951	$12,110

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$-	$10,691
Loans payable (note 3)	-	2,222
Due to related parties (note 4)	15,606	22,525
	15,606	35,438

SHAREHOLDERS' EQUITY (DEFICIENCY)
Authorized:
100,000,000 common shares with a par value
of $0.00001 per share
Issued:	60	50
6,005,000 common shares at July 31, 2005
and 5,000,000 common shares at January 31, 2005

Additional Paid in Capital	100,490	-

Share Subscription Received	-	12,000

Deficit Accumulated During the Exploration Stage	(52,205)	(35,378)
	48,345	(23,328)
	63,951	$12,110

STERLING GOLD CORP.
 (An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated In U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	JANUARY 26
	ENDED	ENDED	ENDED	ENDED	2004 TO
	JULY 31	JULY 31	JULY 31	JULY 31	JULY 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	11,440	-	13,078	8,475	39,810
Interest and bank charges	243	-	371	-	651
Mineral claim payment	-	-	-	-	6,800
Regulatory	1,247	-	1,247	305	1,247
Office and sundry	2,117	122	2,131	235	3,697

Net Loss For The Period	(15,047)	$(122)	$(16,827)	$(9,015)	$(52,205)

Basic And Diluted
Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of
Shares Outstanding	5,985,272	5,000,000	5,586,326	5,000,000

STERLING GOLD CORP.
 (An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
 (Unaudited)
(Stated In U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	JANUARY 26
	ENDED	ENDED	2004 TO
	JULY 31	JULY 31	JULY 31
	2005	2004	2005

CASH PROVIDED BY (USED FOR)

Operating Activities
Net loss for the period	$(16,827)	$(9,015)	$(52,205)

Cash provided (used) by net
changes in non cash working items:

Prepaid expenses	(289)	(75)	(289)
Accounts payable	(10,691)	-	-
	(27,807)	(9,090)	(52,494)

Financing Activities
Issue of share capital	100,500	-	100,550
Loan payable	(2,222)	-	-
Due to related parties	(6,919)	9,093	15,606
Share subscription receivable	(12,000)	50	-
	79,359	9,143	116,156

Increase in cash during the period	51,552	53	63,662

Cash, Beginning Of Period	12,110	-	-

Cash, End Of Period	$63,662	$53	$63,662

STERLING GOLD CORP.
 (An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, JANUARY 26, 2004 TO JULY 31, 2005
 (Unaudited)
(Stated In U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTION	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at
$0.00001	5,000,000	50	-	(50)	-	-
Net loss for the period	-	-	-	-	(14,425)	(14,425)
Balance, January 31, 2004	5,000,000	50	-	(50)	(14,425)	(14,425)

Subscriptions received	-	-	-	12,050	-	12,050
Net loss for the year	-	-	-	-	(20,953)	(20,953)
Balance, January 31, 2005	5,000,000	50	-	12,000	(35,378)	(23,328)

Shares issued for cash at $0.10	1,005,000	10	100,490	(12,000)	-	88,500
Net loss for the period	-	-	-	-	(16,827)	(16,827)
Balance, July 31, 2005	6,005,000	60	100,490	-	(52,205)	48,345

STERLING GOLD CORP.
An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2005
(Unaudited)
(Stated In U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2005 audited financial statements and notes thereto.

2.	MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired, from a private company controlled by the Company's president, a 100% interest in one mineral claim located in British Columbia, Canada. The consideration for the acquisition was a cash payment of $6,800, which represented reimbursement of the cost paid by the vendor for the staking of the mineral claim.

3.	LOANS PAYABLE

The amount is due to two associated companies one of which is controlled by a director.

4.	DUE TO RELATED PARTIES

The amount is unsecured and interest free with no specific terms of repayment.

5.	CAPITAL STOCK

During the period ended July 31, 2005, the Company issued 1,005,000 shares of common stock for cash at a price of $0.10 per share in a private placement.

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

Since inception, we have used loans Woodburn Holdings Ltd., a corporation owned by Robert Baker, our secretary and a loan from Diamac Capital Corporation, a corporation owned by Kathrine MacDonald, one our shareholders, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by them from inception on January 24, 2004 to July 31, 2005 was $15,606. The loans are not evidenced by any written instrument and are to be repaid only in the event that mineralized material is found on the property. The loans will not be repaid from the proceeds from our public offering. The loans are without interest and will only be repaid from subsequent funds received from operations.

Liquidity and Capital Resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in January 2004. This was accounted for as a purchase of shares of common stock.

As of July 31, 2005, our total assets were $63,951 and our total liabilities were $15,606.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of September, 2005.

STERLING GOLD CORP.
(Registrant)

BY:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors