Form 10QSB
period 2005-10-31
STERLING GOLD CORP
filed 2005-12-07
CIK 1280821

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a shell company. [   ]

=======================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP.
 (An Exploration Stage Company)

INTERIM BALANCE SHEETS
AS AT,
 (Unaudited)
(Stated In U.S. Dollars)

	October 31	January 31
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$23,661	$12,110
Prepaid expenses	289	-
	23,950	$12,110

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$800	$10,691
Loans payable (note 3)	-	2,222
Due to related parties (note 4)	606	22,525
	1,406	35,438

SHAREHOLDERS' EQUITY (DEFICIENCY)

Authorized:
100,000,000 common shares with a par value
of $0.00001 per share

Issued:
6,005,000 common shares at July 31, 2005
and 5,000,000 common shares	60	50

Additional Paid in Capital	100,490	-

Share Subscription Received	-	12,000

Deficit Accumulated During the Exploration Stage	(78,006)	(35,378)
	22,544	(23,328)
	23,950	$12,110

STERLING GOLD CORP.
 (An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated In U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	JANUARY 26
	ENDED	ENDED	ENDED	ENDED	2004 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	21,390	11,208	34,468	19,683	61,200
Interest and bank charges	144	-	515	-	795
Mineral claim payment	-	-	-	-	6,800
Regulatory	-	-	1,247	305	1,247
Office and sundry	4,267	137	6,398	372	7,964

Net Loss For The Period	(25,801)	$(11,345)	$(42,628)	$(20,360)	$(78,006)

Basic And Diluted
Net Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number
Of Shares Outstanding	6,005,000	5,000,000	5,586,326	5,000,000

STERLING GOLD CORP.
 (An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS
 (Unaudited)
(Stated In U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	JANUARY 26
	ENDED	ENDED	2004 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31
	2005	2004	2005

CASH PROVIDED BY (USED FOR)
Operating Activities
Net loss for the period	$(42,628)	$(20,360)	$(78,006)

Cash provided (used) by net
changes in non cash working items:

Prepaid expenses	(289)	(75)	(289)
Accounts payable	(9,891)	11,314	800
	(52,808)	(9,121)	(77,495)

Financing Activities
Issue of share capital	100,500	50	100,500
Loan payable	(2,222)	-	-
Due to related parties	(21,919)	9,193	606
Share subscription receivable	(12,000)	-	-
	64,359	9,243	101,156

Increase in cash during the period	11,551	122	23,661

Cash, Beginning Of Period	12,110	-	-

Cash, End Of Period	$23,661	$122	$23,661

STERLING GOLD CORP.
 (An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM JANUARY 26, 2004 TO OCTOBER 31, 2005
 (Unaudited)
(Stated In U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	SHARE SUBSCRIPTION RECEIVED	ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Shares issued for cash at
$0.00001	5,000,000	50	-	(50)	-	-
Net loss for the period	-	-	-	-	(14,425)	(14,425)
Balance, January 31, 2004	5,000,000	50	-	(50)	(14,425)	(14,425)

Subscriptions received	-	-	-	12,050	-	12,050
Net loss for the year	-	-	-	-	(20,953)	(20,953)
Balance, January 31, 2005	5,000,000	50	-	12,000	(35,378)	(23,328)

Shares issued for cash at $0.10	1,005,000	10	100,490	(12,000)	-	88,500
Net loss for the period	-	-	-	-	(42,628)	(42,628)
Balance, October 31, 2005	6,005,000	60	100,490	-	(78,006)	22,544

STERLING GOLD CORP.
An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2005 and 2004
(Unaudited)
(Stated In U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of October 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2005 audited financial statements and notes thereto.

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

During the period ended October 31, 2005, the Company issued 1,005,000 shares of common stock for cash at a price of $0.10 per share in a private placement.

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

As of October 31, 2005, our total assets were $23,950 and our total liabilities were $1,406.

ITEM 3.     CONTROLS AND PROCEDURES

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

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of December, 2005.

STERLING GOLD CORP.
(Registrant)

BY:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors