Form 10KSB
period 2006-01-31
STERLING GOLD CORP
filed 2006-05-15
CIK 1280821

============================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51263

STERLING GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA	Unavailable
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2
(Address of principal executive offices, including zip code.)

(604) 925-0220
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ] NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ] NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ] NO [X]

===========================================================================================

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 9, 2006: $1,507,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 2006: 6,005,000.

PART I

ITEM 1.     BUSINESS.

General

We were incorporated in the State of Nevada on January 26, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 885 Pyrford Road, West Vancouver, British Columbia, Canada. Our telephone number is (604) 925-0220. This is the home of Robert Baker, our former president. We use this space on a rent-free basis.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

Background

In November 2003, Woodburn Holdings Ltd., a British Columbia corporation entirely owned and controlled by our former president, Robert Baker, acquired one mineral property containing one mining claim in British Columbia, Canada by purchasing for $6,800 the same through Glengarry Development Corp., a non-affiliated third party. Lloyd Tattersall is a staking agent employed by Glengarry Development Corp. Glengarry Development Corp. is located 1395 Marine Drive, West Vancouver, British Columbia, Canada V7T 2X8. Mr. Tattersall has been staking claims since 1962. His British Columbia license number is 12657. Mr. Tattersall has also served on the board of directors of Gavex Gold Mines Ltd., El Camino Resources Corp., and Big Valley Resources Corp, all Canadian publicly traded companies.

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

To date we have performed some exploratory work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

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

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration
406354	K-2 Mining Claim.	November 7, 2003	October 30, 2006

Our claim measures 500 meters by 500 meters.

In order to maintain this claim Woodburn Holdings Ltd. must pay a fee of CDN$100 per year per claim. Woodburn Holdings Ltd. can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2006. We have no earthly idea if the fee to renew the claim will increase after 2006. There is no grace period if there is a default on the work or Woodburn Holdings misses renewing the claim. Woodburn will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found. In the event that our exploration program does not find mineralized material, Woodburn will allow the claim expire and we will cease operations.

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

We selected the property because gold has been found on other properties nearby. Other than the foregoing, we did not rely on technical information for the selection of the property. Mr. Baker, our former president, was responsible for the selection of the property.

Mineralization

Isolated findings of minerals bearing copper, gold and silver have been found, but none anywhere near economic concentrations.

History of Previous Work

Some soil sampling for copper gold was done in the 1960's by Amax Exploration resulting in some copper anomalies.

Our Proposed Exploration Program

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within the next twelve months.

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

The property is undeveloped raw land. Detailed exploration has not been completed. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Glengarry Development Corp., a physical examination of the property and one day of prospecting. The cost of staking the claims was included in the $6,800, Woodburn Holdings Ltd. paid to Glengarry Development Corp. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore and evaluate the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 100 feet in order to extract a samples of earth. Allen Collins, our president, will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. We intend to take our core samples to ALS Chemex, analytical chemists, geochemists and registered assayers located in North Vancouver, British Columbia.

We estimate the cost of core sampling will be $20.00 per foot drilled. We currently intend to drill approximately 1,000 linear feet or 10 holes for a total of $20,000. The total cost for analyzing the core samples will be $3,000.

The breakdown of estimated times and dollars was made by Mr. Allison and Mr. Baker in consultation.

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

We anticipate completing exploration in the next twelve months.

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

Employees and Employment Agreements

At present, we have no employees, other than our two officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operation. Accordingly, we have 2 total employees, no full-time employees and 2 part-time employees. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Collins will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property.

Risk Factors

The following are risk factors affecting our operations:

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

  We were incorporated in January 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $94,492.

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

  We may not have access to all of the supplies and materials we need for exploration which could cause us to delay or suspend operations.

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

  Because Mr. Baker and Mr. Collins have other outside business activities and will each only be devoting 10% of their time or approximately 4 hours per week each to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

  Because Mr. Baker and Mr. Collins, our officers and directors, have other outside business activities and will each only be devoting 10% of their time or four hours each per week to our operations, our operations may be sporadic and occur at times which are convenient to Messrs. Baker and Collins. As a result, exploration of the property may be periodically interrupted or suspended.

  Because title to the property is held in the name of another entity, if it transfers the property to someone other than us, we will cease operations.

  Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Woodburn Holdings Ltd., a British Columbia corporation owned and controlled by Robert Baker, our former president. If Woodburn Holdings Ltd. transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. We believe if Mr. Baker as president of Woodburn Holdings Ltd. transfers title to a third party, we would have a cause of action against Mr. Baker for breach of fiduciary duty, but we do not believe we would have a cause of action against Woodburn Holdings, Ltd. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

  Because Allen Collins is our president and a director, if he should resign or die, we will not have a chief executive officer which could result in our operations suspending. If that should occur, you could lose your investment.

  Allen Collins is our president and a director. We are extremely dependent upon him to conduct our operations. If he should resign or die we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible you could lose your entire investment.

  Because one of our president, Allen Collins, owns more than 50% of the outstanding shares he will be able to decide who will be directors and you may not be able to elect any directors.

  Allen Collins, our president, owns 5,000,000 shares of our common stock and controls us. As a result, Mr. Collins is able to elect all of our directors and control our operations.

  Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

  There is currently a limited public trading market for our common stock on the Bulletin Board operated by the National Association of Securities Dealers, Inc. Therefore, you may not be able to resell your shares of common stock.

ITEM 2.     DESCRIPTION OF PROPERTY.

We were incorporated in the State of Nevada on January 26, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 885 Pyrford Road, West Vancouver, British Columbia, Canada. Our telephone number is (604) 925-0220. This is the home of Robert Baker, our former president. We use this space on a rent-free basis.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration
406354	K-2 Mining Claim.	November 7, 2003	October 30, 2006

Our claim measures 500 meters by 500 meters.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During our fourth quarter ending January 31, 2006, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "SGCO."A summary of trading by quarter for the 2005 and 2004 fiscal years is as follows:

Fiscal Quarter		High Bid	Low Bid
2005
	Fourth Quarter 11-1-05 to 1-31-06	0.55	0.30
	Third Quarter 8-1-05 to 10-31-05	0.58	0.30
	Second Quarter 5-1-05 to 7-31-05	0.48	0.15
	First Quarter 2-1-05 to 4-30-05	$0	$0
2004
	Fourth Quarter 11-1-04 to 1-31-05	$0	$0
	Third Quarter 8-1-04 to 10-31-05	$0	$0
	Second Quarter 5-1-04 to 7-31-05	$0	$0
	First Quarter 2-1-04 to 4-30-04	$0	$0

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of May 9, 2006, we had 20 holders of record of our common stock.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Completion of our public offering

On November 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112988). On May 10, 2005, we completed our public offering and sold 1,005,000 shares of common stock and raised $100,500. There was no underwriter involved in our public offering. From the proceeds of the public offering we paid the following through January 31, 2006:

Consulting	$29,000.00
Legal	$9,420.00
Accounting	$6,970.00
Office	$1,584.00

Regulatory	$1,781.00
Travel/Ent.	$8,634.00

Total	$57,389.00

From the proceeds, we spent $57,389.00. The foregoing were changes in the use of proceeds described in the registration statement.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

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

Securities authorized for issuance under equity compensation plans

We have one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Nonqualified Stock Option Plan. The plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plan includes 10,000,000 common shares. As of January 31, 2006, no options had been granted.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:	None	$0.00	None

Equity compensation plans not approved by securities holders:	None	$0.00	10,000,000

Pursuant to the Registration Statement on Form S-8 filed with the SEC on April 4, 2005, we registered an aggregate of 10,000,000 common shares, par value $0.00001 per share, underlying options to be granted under the plan to employees, directors, officers and/or others persons providing certain services to our company.

ITEM 6.     PLAN OF OPERATIONS.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We believe we have enough money to operate for six months. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

Our officers and directors are unwilling to make any commitment to loan us any money at this time, but will reconsider if mineralized material is discovered. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We are conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

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

2.   Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body.

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

Results of Operations

From Inception on January 24, 2004

We acquired the right to explore one property containing one claim.

We have sporadically conducted exploration activity on our property. To date we have not discovered any mineralized material.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In January 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

On November 17, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-112988, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On May 10, 2005, we completed a public offering of our common stock and raised $100,500.00 by selling 1,005,000 shares of our common stock at an offering price of $0.10

Liquidity and Capital Resources

At January 31, 2006, we had working capital of $6,058.

At January 31, 2006, our total assets of $10,317consist of mainly cash.

At January 31, 2006, our total liabilities were to $4,259.

We have not had revenues from inception.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

We posted a loss of $59,114 for the year ending January 31, 2006. The principal component was professional fees.

Operating expenses for the year ending January 31, 2006 were $59,114.

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

PART III

ITEM 7.     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

To the Stockholders and Directors of
Sterling Gold Corp.
(An exploration stage company)

We have audited the accompanying balance sheets of Sterling Gold Corp. (an exploration stage company) as at January 31, 2006 and 2005, and the related statements of operations, cash flows, and stockholders' deficiency for the two years ended January 31, 2006, and for the cumulative period from January 26, 2004 (date of inception) to January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended January 31, 2006, and for the cumulative period from January 26, 2004 (date of inception) to January 31, 2006, in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Vancouver, Canada	"Morgan & Company"
April 27, 2006	Chartered Accountants

STERLING GOLD CORP.
 (An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JANUARY 31
	2006	2005

ASSETS

Current
Cash	$10,028	$12,110
Prepaid expenses	289	-

	$10,317	$12,110

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,730	$10,691
Loans payable (Note 5)	-	2,222
Due to related parties (Note 6)	1,529	22,525
	4,259	35,438

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share

Issued:
6,005,000 common shares at January 31, 2006
5,000,000 common shares at January 31, 2005	60	50

Additional paid-in capital	100,490	-

Share subscriptions receivable	-	12,000

Deficit Accumulated During The Exploration Stage	(94,492)	(35,378)
	6,058	(23,328)

	$10,317	$12,110

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 26
	YEARS ENDED		2004 TO
	JANUARY 31		JANUARY 31
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Professional fees	46,520	19,232	73,252
Interest and bank charges	393	280	673
Mineral claim payment	-	-	6,800
Regulatory	1,782	-	1,782
Office and sundry	10,419	1,441	11,985

Net Loss For The Period	$(59,114)	$(20,953)	$(94,492)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number Of Shares Outstanding	5,988,548	5,000,000

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 26
	YEARS ENDED		2004 TO
	JANUARY 31		JANUARY 31
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(59,114)	$(20,953)	$(94,492)
Changes in non-cash working capital items:
Prepaid expenses	(7,961)	10,691	2,730
Changes in non-cash working capital items:
	(67,364)	(10,262)	(92,051)

Cash Flows From Financing Activities
Issue of share capital	100,500	-	100,550
Loans payable	(2,222)	2,222	-
Due to related parties	(20,996)	8,100	1,529
Share subscription received	(12,000)	12,050	-
	65,282	22,372	102,079

(Decrease) Increase In Cash	(2,082)	12,110	10,028

Cash, Beginning Of Period	12,110	-	-

Cash, End Of Period	$10,028	$12,110	$10,028

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

PERIOD FROM INCEPTION, JANUARY 26, 2004, TO JANUARY 31, 2006
(Stated in U.S. Dollars)

	COMMON SHARES				DEFICIT ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	NUMBER	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at
$0.00001	5,000,000	$50	$-	$(50)	$-	$-
Net loss for the period	-	-	-	-	(14,425)	(14,425)

Balance, January 31, 2004	5,000,000	50	-	(50)	(14,425)	(14,425)

Share subscriptions
received	-	-	-	12,050	-	12,050
Net loss for the year	-	-	-	-	(20,953)	(20,953)

Balance, January 31, 2005	5,000,000	50	-	12,000	(35,378)	(23,328)

Shares issued for cash at
$0.10	1,005,000	10	100,490	(12,000)	-	88,500
Net loss for the year	-	-	-	-	(59,114)	(59,114)

Balance, January 31, 2006	6,005,000	$60	$100,490	$-	$(94,492)	$6,058

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005
(Stated in U.S. Dollars)

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

    Mineral Property Acquisition Payments and Exploration Costs

    The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

    The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

    Exploration Expenditures

    The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

STERLING GOLD CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005
(Stated in U.S. Dollars)

  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  c.       Exploration Expenditures (Continued)

  Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

  If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

  The Company's exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

  The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

  d.       Use of Estimates

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

STERLING GOLD CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005
(Stated in U.S. Dollars)

  SIGNIFICANT ACCOUNTING POLICIES (Continued)

  e.       Foreign Currency Translation

  The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

    monetary items at the rate prevailing at the balance sheet date;
    non-monetary items at the historical exchange rate;
    revenue and expense at the average rate in effect during the applicable accounting period.

  f.       Income Taxes

  The Company uses an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  g.       Basic and Diluted Loss Per Share

  In accordance with SFAS No. - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

  h.       Financial Instruments

  The carrying values of the Company's financial instruments, including cash, accounts payable, loans payable and accrued liabilities, and due to related parties, approximate their fair values due to their short term maturities.

STERLING GOLD CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005
(Stated in U.S. Dollars)

  RECENT ACOUNTING PRONOUNCEMENTS
    The FASB issued FASB Interpretation No. ("FIN") 47 - "Accounting for Conditional Asset Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

    In November 2005, the FASB issued Staff Position No. FAS 115-1 - "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

    In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 - "Accounting for Stripping Costs in the Mining Industry ("EITF Issue 04-6"), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 - "Restatement and Revision of Accounting Research Bulletins, Chapter 4, "Inventory Pricing", ("ARB No. 43"). Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

    On March 31, 2004, the EITF issued EITF 04-3, "Mining Assets' Impairment and Business Combinations" ("EITF 04-3") which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company has determined that the adoption of EITF 04-3 does not have an impact on its results of operations or financial position.

STERLING GOLD CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005
(Stated in U.S. Dollars)
  RECENT ACOUNTING PRONOUNCEMENTS (Continued)

  e.     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123 (revised 2004)"), "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

  f.     In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs". The adoption of SFAS 151 does not have an impact on the Company's results of operations or financial position.

  g.     In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". The Company has determined that the adoption of SFAS 153 does not have an impact on the Company's results of operations or financial position.

  MINERAL CLAIM INTEREST

  The Company has the right to conduct exploration activity on one mineral claim, the legal title to which is held by Woodburn Holdings Ltd., a British Columbia corporation owned and controlled by the Company's former president. The mineral claim is located in Cariboo Mining Division, British Columbia, Canada.

  LOANS PAYABLE

  Loans payable in the amount of $Nil (2005 - $2,222) are due to two associated companies one of which is controlled by a director. The amounts are unsecured and interest free with no specific terms of repayment. The amounts were repaid during the year ended January 31, 2006.

STERLING GOLD CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005
(Stated in U.S. Dollars)

  DUE TO RELATED PARTIES

  An amount of $1,529 (2005 - $22,525) is due to a company owned by a director. The amount is unsecured, interest free and repayable on demand.

  INCOME TAX

  A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2006	2005

Statutory tax rate	34%	35%

Expected income tax provision	$(20,000)	$(7,350)
Unrecognized tax losses	20,000	7,350

	$-	$-

  Significant components of deferred income tax assets are as follows:

	2006	2005

Operating loss	$32,100	$12,400
Effect of tax rate change	900	-
Valuation allowance	(33,000)	(12,400)

	$-	$-

  The Company has $94,500 in losses carryforward which will expire as follows:

2024	$14,400
2025	21,000
2026	59,100

$94,500

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to January 31, 2006, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

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

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Allen Collins	51	president, principal executive officer, secretary
200 South Main		treasurer, principal accounting officer, and
Suite I		principal financial officer and a member of the
Pocatello, ID 83204		board of directors

Robert M. Baker	52	member of the board of directors.
885 Pyrford Road
West Vancouver, British Columbia
Canada

The persons named are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Allen Collins

On March 24, 2006, Allen Collins was appointed to our board of directors. Mr. Collins was also appointed as our president, principal executive officer, treasurer, principal financial officer, principal accounting officer and secretary. Since September 1988, Mr. Collins has been a Certified Public Accountant and partner in the firm of Dance Collins & Co., Certified Public Accountants located in Pocatello, Idaho.

Robert M. Baker

Since January 2004, Robert Baker has been one of our directors. From January 2004 to March 2006, Mr. Baker was our the president, principal executive officer, treasurer, and principal financial officer. From June 2003 to January 2006, Mr. Baker was president, principal executive officer, treasurer, principal financial officer and principal accounting officer of Global Greens Solutions, Inc., formerly known as High Grade Mining Corporation a company engaged in mining exploration and controlling green gas emissions. Global Green's common stock is traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "GGRN." On January 5, 2006, Robert M. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with us. He continues to retain his seat on the board of directors. Since May 27, 2005, Robert Baker has been secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, Robert Baker has been the secretary and a member of the board of directors of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since September 2004, Mr. Baker has been a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. Since November 2004, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer. Canaccord Capital Corporation is a broker-dealer registered with the United States Securities and Exchange Commission.

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

Audit Committee and Charter

We do not have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934, with the exception of Allen Collins who should have filed a Form 3 on March 24, 2006. Mr. Collins intends to file his Form 3 shortly.

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid by us from inception on January 24, 2004 through January 31, 2006, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
						Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Allen Collins	2006	0	0	0	0	0	0	0
President, Treasurer,	2005	0	0	0	0	0	0	0
Secretary, Director	2004	0	0	0	0	0	0	0

Robert M. Baker	2006	0	0	0	0	0	0	0
Director	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Courtlandt Fraser	2006	0	0	0	0	0	0	0
Secretary (resigned)	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

We have not paid any salaries in 2006, and we do not anticipate paying any salaries at any time soon. We will not begin paying salaries until we have adequate funds to do so.

We have one non-qualified stock option plan registered on Form S-8, SEC file no. 333-126739. Under the plan, the board of directors has full discretion to determine the number of options, number of shares underlying each option, the exercise price of the option and all other details relating thereto. Other than the foregoing, there are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares	Ownership
Allen Collins	5,000,000	83.26%
200 South Main
Suite I
Pocatello, ID 83204

Robert Baker [1][2]	0	0.00%
885 Pyroford Road
West Vancouver, B.C.
Canada

All Officers and Directors	5,000,000	83.26%
as a Group (2 persons)

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

Future Sales by Existing Stockholders

A total of 5,000,000 shares of common stock are owned and controlled by our president, Allen Collins. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition commencing on March 24, 2007. Therefore, Mr. Collins could sell up to 60,050 shares each quarter commencing March 24, 2007.

In addition to the 5,000,000 shares owned by Mr. Collins, 1,005,000 shares are currently outstanding are freely tradeable.

Because our president controls, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2004, we issued a total of 2,500,000 shares of restricted common stock to Woodburn Holdings, Ltd., a corporation owned and controlled by Robert M. Baker, an officer and director of our company, in consideration of $25, and 2,500,000 shares of restricted common stock to Dimac Capital Corporation, a corporation owned and controlled by Katherine MacDonald in consideration of $25. This was accounted for as a purchase of common stock.

In June 2003, Mr. Baker and Ms. MacDonald loaned us $21,115 to pay for the cost of staking the property, for legal fees connected with our incorporation, paid a portion of the legal fees for our initial public offering, and paid accounting fees. There is no document evidencing the loan; the loan is without interest; and, there are no specific terms of repayment.

On November 11, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-112988, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On March 24, 2006, Woodburn Holdings Ltd., a corporation owned and controlled by Robert M. Baker, our then president, principal executive officer, treasurer, principal financial officer, and principal accounting officer and currently a member of the board of directors, conveyed 2,500,000 shares of our common stock to Allen Collins. On the same date, Dimac Capital Corporation, a corporation owned and controlled by Kathrine MacDonald, one of our shareholders, conveyed 2,500,000 shares of our common stock to Allen Collins. The foregoing shares constituted all of the shares of our common stock owned by Woodburn Holdings Ltd., Robert M. Baker, Dimac Capital Corporation, and Kathrine MacDonald.. After the sale aforesaid, Mr. Collins owned 5,000,000 shares of our common stock or 83.26% of our total shares of common stock outstanding. Currently we have 6,005,000 shares of common stock outstanding. Mr. Collins's address is 200 South Main, Suite I, Pocatello, Idaho 83204.

PART IV

ITEM 13.     EXHIBITS.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-112988 on February 20, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	K-2 Mining Claim.
10.2	Bill of Sale.
99.1	Subscription Agreement.

The following documents are incorporated by reference from our Form 10-KSB for the period ending January 31, 2005.

Exhibit No.	Document Description

14.1	Code of Ethics.
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

The following documents are incorporated by reference from our Form S-8 registration statement, SEC file no. 333-126739 filed with the SEC on July 20, 2005.

Exhibit No.	Document Description

5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the Securities being registered.
10.1	2005 Nonqualified Stock Option Plan.
23.1	Consent of Morgan & Company, Chartered Accountants.
23.2	Consent of Conrad C. Lysiak, Attorney at Law.

The following documents are filed with this report:

Exhibit No.	Document Description

23.1	Consent of Morgan & Company, Chartered Accountants.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$1,780	Morgan & Company, Chartered Accountants
2005	$1,250	Morgan & Company, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$1,160	Morgan & Company, Chartered Accountants
2005	$1,875	Morgan & Company, Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$	Nil	Morgan & Company, Chartered Accountants
2005	$	Nil	Morgan & Company, Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$	Nil	Morgan & Company, Chartered Accountants
2005	$	Nil	Morgan & Company, Chartered Accountants

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2006.

STERLING GOLD CORP.

BY:	ALLEN COLLINS
Allen Collins, President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Secretary and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

ALLEN COLLINS	President, Principal Executive Officer, Treasurer	May 15, 2006
Allen Collins	Principal Accounting Officer, Principal Financial
Officer, Secretary and a Director

ROBERT BAKER	Director	May 15, 2006
Robert Baker