Form 10QSB
period 2006-04-30
STERLING GOLD CORP
filed 2006-06-13
CIK 1280821

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-112988

STERLING GOLD CORP.
 (Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 South Main Suite I
Pocatello, ID 83221
US
(Address of principal executive offices)

(208) 232-5603
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

The Registrant is a shell company. Yes [   ]     No [X]

============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated In U.S. Dollars)

	April 30	January 31
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$6,269	$10,213
Prepaid expenses	-	289

	$6,269	$10,502

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,315	$2,980
Note payable (Note 3)	10,250	-
Advance Payable (Note 4)	1,529	1,529
	13,094	4,509

SHAREHOLDERS' DEFICIENCY

Authorized:
100,000,000 common shares with a par value
of $0.00001 per share
Issued:
6,005,000 common shares at January 31, 2006
5,000,000 common shares at January 31, 2005	60	60

Additional Paid in Capital	100,490	100,490

Deficit	(107,375)	(94,557)
	(6,825)	5,993
	6,269	10,502

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated In U.S. Dollars)

			CUMULATIVE
	THREE	THREE	PERIOD FROM
	MONTHS	MONTHS	INCEPTION
	ENDED	ENDED	JANUARY 26,
	APRIL 30	APRIL 30	2004 TO APRIL 30,
	2006	2005	2006

REVENUES	$-	$-	$-

EXPENSES
Professional fees	10,989	1,638	84,241
Interest and bank charges	316	128	989
Mineral claim payment	0	0	6,800
Regulatory	185	0	1,967
Office and sundry	1,393	14	13,378

Net loss for the period	$(12,883)	$(1,780)	$(107,375)

Basic and Diluted Net Loss Per Share	$0.00	$0.00

Weighted Average Number of Shares
Outstanding	6,005,000	5,000,000

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated In U.S. Dollars)

			CUMULATIVE
	THREE	THREE	PERIOD FROM
	MONTHS	MONTHS	INCEPTION
	ENDED	ENDED	JANUARY 26,
	APRIL 30	APRIL 30	2004 TO APRIL 30,
	2006	2005	2006

CASH PROVIDED BY (USED FOR):

Operating Activities
Net loss for the period	$(12,883)	$ (1,780)	$(107,375)

Cash provided by (used for) net changes in
non cash working items:
Prepaid expenses	289	0	0
Accounts payable and accrued liabilities	(1,415)	0	1,315
	(14,009)	(1,780)	(106,060)

Financing Activities
Issue of share capital	0	0	100,550
Share subscriptions receivable	0	37,000	0
Advances Payable	0	81	1,529
Note payable	10,250	1,725	10,250
	10,250	38,806	112,329

Increase in Cash	(3,759)	37,026	6,269

Cash, beginning of the year	10,028	12,110	0

Cash, end of the period	$6,269	$49,136	$6,269

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY

PERIOD FROM INCEPTION JANUARY 26, 2004 TO APRIL 30, 2006
(Stated In U.S. Dollars)

	COMMON SHARES				DEFICIT
					ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	NUMBER	PAR VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at $0.00001	5,000,000	50	0	(50)	0	0
Net loss for the period	0	0	0	0	(14,425)	(14,425)
Balance, January 31, 2004	5,000,000	50	0	(50)	(14,425)	(14,425)

Subscriptions received	0	0	0	12,050	0	12,050
Net loss for the year	0	0	0	0	(20,953)	(20,953)
Balance, January 31, 2005	5,000,000	50	0	12,000	(35,378)	(23,328)

Shares issued for cash at $0.10	1,005,000	10	100,490	(12,000)	0	88,500
Net loss for the year	0	0	0	0	(59,114)	(59,114)
Balance, January 31, 2006	6,005,000	60	100,490	0	(94,492)	6,058

Shares issued	0	0	0	0	0	0
Net loss for the period	0	0	0	0	(12,883)	(12,883)
Balance, April 30, 2006	6,005,000	$60	$100,490	0	$(107,375)	$(6,825)

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2006 AND 2005
(Unaudited)
(Stated In U.S. Dollars)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2006 audited financial statements and notes thereto.

NOTE 2 - MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired, from a private company controlled by the Company's former president, a 100% interest in one mineral claim located in British Columbia, Canada. The consideration for the acquisition was a cash payment of $6,800, which represented reimbursement of the cost paid by the vendor for the staking of the mineral claim.

NOTE 3 - NOTE PAYABLE

The amount is due to an individual, is unsecured, bears interest at 10% per annum and is payable within one year. Included in the amount is $250 of accrued interest.

NOTE 4 - LOANS PAYABLE

The amount is due to a former director of the Company, is unsecured, and interest free with no specific terms of repayment.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Since inception, we have used loans from Woodburn Holdings Ltd., a corporation owned by Robert Baker, our former president and a loan from Dimac Capital Corporation, a corporation owned by Katherine MacDonald, one of our former shareholders, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by them from inception on January 24, 2004 to April 30, 2006 was $1,529. The loans are not evidenced by any written instrument and without interest.

Liquidity and Capital Resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in January 2004. This was accounted for as a purchase of shares of common stock.

Completion of our public offering

On November 18,2004, our public offering was declared effective by the SEC (SEC file no. 333-112988). On May 10,2005, we completed our public offering and sold 1,005,000 shares of common stock and raised $100,500. There was no underwriter involved in our public offering. For the proceeds of the public offering we paid the following through April 30, 2006:

Consulting Fees	$37,300
Legal Fees	9,420
Accounting Fees	9,659
Regulatory Fees	1,965
Office & Sundry Expense	3,044
Travel	8,635
Loan Payments	22,822

Total	$92,845

As of April 30, 2006 our total assets were $6,269 and our total liabilities were $13,094.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of June, 2006.

STERLING GOLD CORP.
(Registrant)

BY:	ALLEN COLLINS
Allen Collins
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and member of the Board of Directors.