Form 10QSB
period 2006-07-31
STERLING GOLD CORP
filed 2006-09-11
CIK 1280821

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated In U.S. Dollars)

	July 31	January 31
	2006	2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$964	$10,213
Prepaid expenses	-	289

	$964	$10,502

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$1,070	$2,980
Note payable (Note 3)	10,500	-
Advance Payable (Note 4)	1,529	1,529
	13,099	4,509

SHAREHOLDERS' DEFICIENCY

Authorized:
100,000,000 common shares with a par value
of $0.00001 per share

Issued:
6,005,000 common shares at January 31, 2006
5,000,000 common shares at January 31, 2005	60	60

Additional Paid in Capital	100,490	100,490

Deficit	(112,685)	(94,557)
	(12,135)	5,993
	964	10,502

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated In U.S. Dollars)

					CUMULATIVE
	THREE	THREE	SIX	SIX	PERIOD FROM
	MONTHS	MONTHS	MONTHS	MONTHS	INCEPTION
	ENDED	ENDED	ENDED	ENDED	JANUARY 26,
	JULY 31	JULY 31	JULY 31	JULY 31	2004 TO JULY 31,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Professional fees	4,910	11,440	15,899	13,078	89,151
Interest and bank charges	340	243	656	371	1,329
Mineral claim payment	0	0	0	0	6,800
Regulatory	60	1,247	245	1,247	2,027
Office and sundry	0	2,117	1,392	2,131	13,378

Net loss for the period	$(5,310)	$(15,047)	$(18,193)	$(16,827)	$(112,685)

Basic and Diluted Net Loss Per Share	$0.00	$(0.01)

Weighted Average Number of Shares
Outstanding	6,005,000	5,670,000

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated In U.S. Dollars)

					CUMULATIVE
	THREE	THREE	SIX	SIX	PERIOD FROM
	MONTHS	MONTHS	MONTHS	MONTHS	INCEPTION
	ENDED	ENDED	ENDED	ENDED	JANUARY 26,
	JULY 31	JULY 31	JULY 31	JULY 31	2004 TO JULY 31,
	2006	2005	2006	2005	2006

CASH PROVIDED BY (USED FOR):

Operating Activities
Net loss for the period	$(5,310)	$(15,047)	$(18,193)	$(16,827)	$(112,685)

Cash provided by (used for) net changes in non cash working items:
Accounts receivable	0	(289)	289	(289)	0
Prepaid expenses	0	0	0	0	0
Accounts payable and accrued liabilities	(245)	(10,691)	(1,660)	(10,691)	1,070
	(5,555)	(26,027)	(19,564)	(27,807)	(111,615)

Financing Activities
Issue of share capital	0	100,500	0	100,500	100,550
Share subscriptions receivable	0	(49,000)	0	(2,222)	0
Advances Payable	0	(7,000)	0	(6,919)	1,529
Note payable	250	(3,947)	10,500	(12,000)	10,500
	250	40,553	10,500	79,359	112,579

Increase in Cash	(5,305)	14,526	(9,064)	51,552	964

Cash, beginning of the year	6,269	49,136	10,028	12,110	0

Cash, end of the period	$964	$ 63,662	$ 964	$63,662	$964

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY

PERIOD FROM INCEPTION JANUARY 26, 2004 TO JULY 31, 2006
(Stated In U.S. Dollars)

	COMMON SHARES				DEFICIT
					ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	NUMBER	PAR VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at $0.00001	5,000,000	50	0	(50)	0	0
Net loss for the period	0	0	0	0	(14,425)	(14,425)
Balance, January 31, 2004	5,000,000	50	0	(50)	(14,425)	(14,425)

Subscriptions received	0	0	0	12,050	0	12,050
Net loss for the year	0	0	0	0	(20,953)	(20,953)
Balance, January 31, 2005	5,000,000	50	0	12,000	(35,378)	(23,328)

Shares issued for cash at $0.10	1,005,000	10	100,490	(12,000)	0	88,500
Net loss for the year	0	0	0	0	(59,114)	(59,114)
Balance, January 31, 2006	6,005,000	60	100,490	0	(94,492)	6,058

Shares issued	0	0	0	0	0	0
Net loss for the period	0	0	0	0	(12,883)	(12,883)
Balance, April 30, 2006	6,005,000	$60	$100,490	0	$(107,375)	$(6,825)

Shares issued	0	0	0	0	0	0
Net loss for the period	0	0	0	0	(5,310)	(5,310)
Balance, July 31, 2006	6,005,000	$60	$100,490	0	$(112,685)	$(12,135)

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2006 AND 2005
(Unaudited)
(Stated In U.S. Dollars)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2006 audited financial statements and notes thereto.

NOTE 2 - MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired, from a private company controlled by the Company's former president, a 100% interest in one mineral claim located in British Columbia, Canada. The consideration for the acquisition was a cash payment of $6,800, which represented reimbursement of the cost paid by the vendor for the staking of the mineral claim.

NOTE 3 - NOTE PAYABLE

The amount is due to a minority shareholder, is unsecured, bears interest at 10% per annum and is payable within one year. Included in the amount is $500 of accrued interest.

NOTE 4 - ADVANCE PAYABLE

The amount is due to a former director of the Company, is unsecured, and interest free with no specific terms of repayment.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Our success or failure will be determined by what we find under the ground. We have begun exploration of the property.

We are conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we have no plans as to what we will do.

All of the work on the property is being conducted by unaffiliated independent contractors. The independent contractors are responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1.   90 days from the date of this report. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

2.   180 days from the date of this report. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

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

Since inception, we have used loans from Woodburn Holdings Ltd., a corporation owned by Robert Baker, our former president and a loan from Dimac Capital Corporation, a corporation owned by Katherine MacDonald, one of our former shareholders, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by them from inception on January 24, 2004 to April 30, 2006 was $1,529. The loans are not evidenced by any written instrument and are without interest.

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

PART II - OTHER INFORMATION

ITEM 2.     USE OF PROCEEDS.

On November 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112988). On May 10, 2005, we completed our public offering and sold 1,005,000 shares of common stock and raised $100,500. There was no underwriter involved in our public offering. For the proceeds of the public offering we paid the following through July 31, 2006:

Exploration	$20,000
Consulting Fees	17,300
Legal Fees	9,420
Accounting Fees	9,659
Regulatory Fees	1,965
Office & Sundry Expense	3,044
Travel	8,635
Loan Payments	22,822

Total	$92,845

Of the foregoing, we deviated from the Use of Proceeds as set forth in our registration statement and used a portion of the forgoing for loan payments.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of September, 2006.

STERLING GOLD CORP.
(Registrant)

BY:	ALLEN COLLINS
Allen Collins
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and member of the Board of Directors.