Form 10QSB
period 2006-10-31
STERLING GOLD CORP
filed 2006-12-15
CIK 1280821

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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
Pocatello, ID83221
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

=========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated In U.S. Dollars)

	October 31	January 31
	2006	2006
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$1,680	$10,028
Prepaid expenses	-	289

	$1,680	$10,317

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$1,000	$2,730
Note payable (Note 3)	20,000	-
Advance Payable (Note 4)	1,529	1,529
	22,529	4,259
SHAREHOLDERS' DEFICIENCY

Authorized:
100,000,000 common shares with a par value
of $0.00001 per share
Issued:
6,005,000 common shares at January 31, 2006
5,000,000 common shares at January 31, 2005	60	60

Additional Paid in Capital	100,490	100,490

Deficit	(121,399)	(94,492)
	(20,849)	6,058
	1,680	10,317

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated In U.S. Dollars)

							CUMULATIVE
		THREE	THREE		NINE	NINE	PERIOD FROM
		MONTHS	MONTHS		MONTHS	MONTHS	INCEPTION
		ENDED	ENDED		ENDED	ENDED	JANUARY 26,
		OCTOBER	OCTOBER		OCTOBER	OCTOBER	2004
		31	31		31	31	OCTOBER 31,
		2006	2005		2006	2005	2006

REVENUES	$	- $	-	$	- $	-	$-

EXPENSES
Interest and bank charges		574	144		1,230	515	1,903
Mineral claim payments		0	0		0	0	6,800
Office and sundry		0	4,267		1,393	6,398	13,378
Professional fees		8,140	21,390		24,039	34,468	97,291
Regulatory		0	0		245	1,247	2,027

Net loss for the period		$(8,714)	$(25,801)		$(26,907)	$(42,628)	$(121,399)

Basic and Diluted Net Loss Per
Share		($0.00)	($0.00)		0.00	($0.00)

Weighted Average Number of
Shares Outstanding		6,005,000	6,005,000		6,005,000	6,005,000

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated In U.S. Dollars)

					CUMULATIVE
	THREE	THREE	NINE	NINE	PERIOD FROM
	MONTHS	MONTHS	MONTHS	MONTHS	INCEPTION
	ENDED	ENDED	ENDED	ENDED	JANUARY 26,
	OCTOBER	OCTOBER	OCTOBER	OCTOBER	2004 TO
	31	31	31	31	OCTOBER 31,
	2006	2005	2006	2005	2006

CASH PROVIDED BY (USED FOR):

Operating Activities
Net loss for the period	$(8,714)	$(25,801)	$(26,907)	$(42,628)	$(121,399)

Cash provided by (used for) net
changes in non cash working items:
Accounts receivable	0	0	289	(289)	0
Prepaid expenses	0	0	0	0	0
Accounts payable and accrued
liabilities	(1,980)	(800)	(1,730)	(9,891)	1,000
	(10,694)	(26,601)	(28,348)	(52,808)	(120,399)

Financing Activities
Issue of share capital	0	0	0	100,500	100,550
Share subscriptions receivable	0	0	0	(12,000)	0
Advances Payable	0	13,194	0	(2,222)	1,529
Note payable	10,000	37,000	20,000	(21,919)	20,000
	10,000	50,194	20,000	64,359	122,079

Increase in Cash	(694)	23,593	(8,348)	11,551	1,680

Cash, beginning of the year	2,374	68	10,028	12,110	0

Cash, end of the period	$1,680	$23,661	$1,680	$23,661	$1,680

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY

PERIOD FROM INCEPTION JANUARY 26, 2004 TO OCTOBER 31, 2006
(Stated In U.S. Dollars)

	COMMON SHARES				DEFICIT
					ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
		PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	NUMBER	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at
$0.00001	5,000,000	50	0	(50)	0	0
Net loss for the period	0	0	0	0	(14,425)	(14,425)
Balance, January 31, 2004	5,000,000	50	0	(50)	(14,425)	(14,425)

Subscriptions received	0	0	0	12,050	0	12,050
Net loss for the year	0	0	0	0	(20,953)	(20,953)
Balance, January 31, 2005	5,000,000	50	0	12,000	(35,378	(23,328)

Shares issued for cash at $0.10	1,005,000	10	100,490	(12,000)	0	88,500
Net loss for the year	0	0	0	0	(59,114)	(59,114)
Balance, January 31, 2006	6,005,000	60	100,490	0	(94,492)	6,058

Shares issued	0	0	0	0	0	0
Net loss for the period	0	0	0	0	(12,883)	(12,883)
Balance, April 30, 2006	6,005,000	$60	$100,490	0	$(107,375)	$(6,825)
Shares issued	0	0	0	0	0	0
Net loss for the period	0	0	0	0	(5,310)	(5,310)
Balance, July 31, 2006	6,005,000	$60	$100,490	0	$(112,685)	$(12,135)
Shares issued	0	0	0	0	0	0
Net loss for the period	0	0	0	0	(8,714)	(8,714)
Balance, October 31, 2006	6,005,000	$60	$100,490	0	$(121,399)	$(20,849)

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31,2006 AND 2005
(Unaudited)
(Stated In U.S. Dollars)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of October 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2006 audited financial statements and notes thereto.

NOTE 2 - MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired, from a private company controlled by the Company’s former president, a 100% interest in one mineral claim located in British Columbia, Canada. The consideration for the acquisition was a cash payment of $6,800, which represented reimbursement of the cost paid by the vendor for the staking of the mineral claim.

NOTE 3 - NOTE PAYABLE

The amount is due to an individual, is unsecured, bears interest at 10% per annum and is payable within one year.

NOTE 4 - ADVANCE PAYABLE

The amount is due to a former director of the Company, is unsecured, and interest free with no specific terms of repayment.

ITEM 2.      MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We will be conducting research in the form of exploration of the property. Our exploration program is in the "Milestones" section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We have contacted an individual to submit to us a contract for exploration work to be done on the property. At this time, we are waiting for the contract to go ahead with the exploration activities.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we have no plans as to what we will do.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1.  30-120 days after October 31, 2006. - we will finalize a contract to continue working on the work program for claims.

2.  In the summer of 2007. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from our public offering. Core drilling will be subcontracted to non affiliated third parties. Time to conduct the core drilling - 90 days.

3.  In the fall of 2007. - Have an independent third party analyze the samples from the core drilling.  Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

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

To become profitable and competitive, we will conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

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

Since inception, we have used loans from Woodburn Holdings Ltd., a corporation owned by Robert Baker, our former president and a loan from Dimac Capital Corporation, a corporation owned by Kathrine MacDonald, one of our former shareholders, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by them from inception on January 24, 2004 to October 31, 2006 was $1,529. The loans are not evidenced by any written instrument and are without interest.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in January 2004. This was accounted for as a purchase of shares of common stock.

Completion of our public offering

On November 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112988). On May 10, 2005, we completed our public offering and sold 1,005,000 shares of common stock and raised $100,500. There was no underwriter involved in our public offering. For the proceeds of the public offering, we paid the following through October 31, 2006:

Consulting Fees	$37,300
Legal Fees	10,834
Accounting Fees	15,900
Regulatory Fees	1,965
Office & Sundry Expense	3,044
Travel	8,635
Loan Payments	22,822
Total	$100,500

As of October 31, 2006 our total assets were $1,680 and our total liabilities were $22,529.

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

(b)      Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II - OTHER INFORMATION

ITEM 2.      USE OF PROCEEDS

On November 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112988). On May 10, 2005, we completed our public offering and sold 1,005,000 shares of common stock and raised $100,500. There was no underwriter involved in our public offering. For the proceeds of the public offering, we paid the following through October 31, 2006:

Consulting Fees	$37,300
Legal Fees	10,834
Accounting Fees	15,900
Regulatory Fees	1,965
Office & Sundry Expense	3,044
Travel	8,635
Loan Payments	22,822
Total	$100,500

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 2006.

STERLING GOLD CORP.
(Registrant)

BY:  ALLEN COLLINS
        Allen Collins
        President, Principal Executive Officer, Secretary,
        Treasurer, Principal Financial Officer and
        member of the Board of Directors.