Form 10KSB
period 2007-01-31
STERLING GOLD CORP
filed 2007-05-16
CIK 1280821

=======================================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-51263

STERLING GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-4650531
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

200 South Main Street Suite I
Pocatello, Idaho 83204
(Address of principal executive offices, including zip code.)

(208) 232-5603
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
YES [  ]   NO [X]

========================================================================================================================================

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2007: $1,507,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2007: 6,005,000.

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

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business	4
Item 2.	Description of Property	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

	PART II
Item 5.	Market for Common Stock and Related Stockholder Matters	16
Item 6.	Plan of Operations	19

	PART III
Item 7.	Financial Statements	21
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial	38
Disclosure
Item 8A. Controls and Procedures		38
Item 8B. Other Information		38
Item 9.	Directors, Executive Officers, Promoters and Control Persons	38
Item 10.	Executive Compensation	42
Item 11. Security Ownership of Certain Beneficial Owners and Management		43
Item 12.	Certain Relationships and Related Transactions	44

	PART IV
Item 13.	Exhibits	45
Item 14.	Principal Accounting Fees and Services	46

PART I

ITEM 1.   BUSINESS.

General

     We were incorporated in the State of Nevada on January 26, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 200 South Main Street, Suite I, Pocatello, Idaho. Our telephone number is (208) 232-5603.

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

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Woodburn Holdings Ltd. paid Glengarry Development Corp. $6,800 to stake the claims. The claims were transferred to Woodburn Holdings Ltd. Woodburn Holdings Ltd. is Mr. Baker’s privately held corporation. The claim is recorded in the name of Woodburn Holdings Ltd. to avoid paying additional fees. Woodburn Holdings Ltd. has not provided us with a signed or executed bill of sale in our favor. Woodburn Holdings Ltd. will issue a Bill of Sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

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

     To date we have performed some exploratory work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

     In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company’s property is one such acquisition. Accordingly, fee simple title to the Company’s property resides with the Crown.

     The claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

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

Claims

     The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration
406354	K-2 Mining Claim.	November 7, 2003	December 25, 2008

     Our claim measures 500 meters by 500 meters.

     In order to maintain this claim Woodburn Holdings Ltd. must pay a fee of CDN$100 per year per claim. Woodburn Holdings Ltd. can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2006. We have no idea if the fee to renew the claim will increase after 2006. There is no grace period if there is a default on the work or Woodburn Holdings misses renewing the claim. Woodburn will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found. In the event that our exploration program does not find mineralized material, Woodburn will allow the claim expire and we will cease operations.

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

Mineralization

     No mineralized material has been found on our property.

History of Previous Work

     Some soil sampling for copper gold was done in the 1960’s by Amax Exploration however no mineralized material was found on the property.

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

     We estimate the cost of core sampling will be $20 per foot drilled. We currently intend to drill approximately 1,000 linear feet or 10 holes for a total of $20,000. The total cost for analyzing the core samples will be $3,000.

     The breakdown of estimated times and dollars was made by Mr. Collins and Mr. Baker in consultation.

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

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. In any event, we have not allocated any funds for the reclamation of the property.

Subcontractors

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no employees, other than our officer and two directors. Our officer and directors are part-time employees and will devote about 10% of their time to our operation. Accordingly, we have two total employees, no full-time employees and two part-time employees. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Collins will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property.

Risk Factors

     The following are risk factors affecting our operations:

     1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

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

     Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices many not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in the industry.

     4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated in January 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $132,280.

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

     5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. As a result, we may have to suspend or cease operations which will result in the loss of your investment.

     Our management is inexperienced with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

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

     8. Because we will have to spend additional funds to determine if we have a reserve, if we can’t raise the money we will have to cease operations and you could lose your investment.

     Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     9. We may not have access to all of the supplies and materials we need for exploration which could cause us to delay or suspend operations.

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

     10. Because Messrs. Collins and Mr. Baker have other outside business activities and will each only be devoting 10% of their time or approximately 4 hours per week each to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Messrs. Collins and Baker, our officer and directors, have other outside business activities and will each only be devoting 10% of their time or four hours each per week to our operations, our operations may be sporadic and occur at times which are convenient to Messrs. Baker and Collins. As a result, exploration of the property may be periodically interrupted or suspended.

     11. Because title to the property is held in the name of another entity, if it transfers the property to someone other than us, we will cease operations.

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

     12. Because our president, Mr. Collins owns more than 50% of the outstanding shares he will be able to decide who will be directors and you may not be able to elect any directors.

     Mr. Collins, our president owns 5,000,000 shares of our common stock and controls us. As a result, he is able to elect all of our directors and control our operations.

     13. Because there is a limited public trading market for our common stock, you may not be able to resell your stock.

     There is currently a limited public trading market for our common stock on the Bulletin Board operated by the National Association of Securities Dealers, Inc. Therefore, you may not be able to resell your shares of common stock.

     14. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

     Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

ITEM 2.   DESCRIPTION OF PROPERTY.

     We were incorporated in the State of Nevada on January 26, 2004. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 200 South Main, Suite I , Pocatello, Idaho 83204. Our telephone number is (208) 232-5603. This is the business address of, Allen Collins, our president. Mr. Collins provides us with our office space on a rent-free basis.

Claims

     The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration
406354	K-2 Mining Claim.	November 7, 2003	December 25, 2008

     Our claim measures 500 meters by 500 meters.

ITEM 3.   LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During our fourth quarter ending January 31, 2007, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “SGCO.”A summary of trading by quarter for the 2006 and 2005 fiscal years is as follows:

Fiscal Quarter		High Bid	Low Bid
2006
	Fourth Quarter	$0.90	$0.51
	Third Quarter	$1.05	$0.51
	Second Quarter	$2.80	$0.75
	First Quarter	$1.37	$0.55

2005
	Fourth Quarter	$0.55	$0.30
	Third Quarter	$0.58	$0.30
	Second Quarter	$0.48	$0.15
	First Quarter	$-0-	$-0-

      These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of April 16, 2007, we had 12 holders of record of our common stock.

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Completion of our public offering

     On November 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112988). On May 10, 2005, we completed our public offering and sold 1,005,000 shares of common stock and raised $100,500. There was no underwriter involved in our public offering. From the proceeds of the public offering, we paid the following and exhausted the offering proceeds without finding mineralized material.

Consulting	$37,300.00
Legal	$13,014.00
Accounting	$13,252.00
Office	$3,427.00
Regulatory	$2,051.00
Travel/Ent.	$8,634.00
Exploration Expenditures	$20,000.00
Notes Payable	$600.00
Advance Payable	$2,222.00

Total	$100,500.00

     From the proceeds, we spent $100,500. The foregoing were changes in the use of proceeds described in the registration statement.

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

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2005 Nonqualified Stock Option Plan. The plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plan includes 10,000,000 common shares. As of January 31, 2007, no options had been granted.

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

     Our president, Mr. Collins, is willing to commitment to loan us money at this time if it is needed to stay in operation for at least one year.

     The Company has received subscription agreements purchasing 9,546,000 units purchasing one share of common stock from 16 accredited investors for a total of $477,300.

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

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

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

Milestones

The following are our milestones:

     1. Core drilling will cost $20 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties.

     2. Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body.

Limited Operating History; Need for Additional Capital

     We currently do not have funds to initiate the foregoing activities. Historical financial information about us indicates we will not be successful in initiating our exploration program. We are an exploration stage corporation and have not generated any revenues from operations.

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

     On May 10, 2005, we completed a public offering of our common stock and raised $100,500.00 by selling 1,005,000 shares of our common stock at an offering price of $0.10.

     At January 31, 2007, we had working capital deficiency of $31,730. At January 31, 2007, our total assets of $1,121consist of mainly cash. At January 31, 2007, our total liabilities were to $32,851.

     We have not had revenues from inception.

     We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

     We posted a loss of $37,788 for the year ending January 31, 2007 The principal component was professional fees.

     Operating expenses for the year ending January 31, 2007 were $37,788.

PART III

ITEM 7.    FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Sterling Gold Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Sterling Gold Corp. (an exploration stage company) as of January 31, 2007 and 2006, and the related statements of operations, cash flows, and stockholders’ equity (deficiency) for each of the years ended January 31, 2007 and 2006, and for the cumulative period from January 26, 2004 (date of inception) to January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Gold Corp. (an exploration stage company) as of January 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended January 31, 2007 and 2006, and for the period from January 26, 2004 (date of inception) to January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its development activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	MORGAN & COMPANY

April 25, 2007, except for Note 11(b)	Chartered Accountants
which is as of May 11, 2007

STERLING GOLD CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JANUARY 31
	2007	2006

ASSETS

Current
Cash	$1,121	$10,028
Prepaid expenses	-	289

	$1,121	$10,317

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,322	$2,730
Promissory notes payable (Note 5)	20,000	-
Advance payable (Note 6)	1,529	1,529
	32,851	4,259

SHAREHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 voting common shares with a par value of
$0.00001 per share

Issued and outstanding:
6,005,000 common shares at January 31, 2007
6,005,000 common shares at January 31, 2006	60	60

Additional paid-in capital	100,490	100,490

Deficit Accumulated During The Exploration Stage	(132,280)	(94,492)
	(31,730)	6,058

	$1,121	$10,317

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 26
	YEARS ENDED		2004 TO
	JANUARY 31		JANUARY 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Consulting fees	-	9,000	9,000
Bank charges	275	393	948
Mineral claim payment and exploration
expenditures	-	20,000	26,800
Office and sundry	1,393	10,419	13,378
Professional fees	34,153	17,520	78,405
Regulatory	445	1,782	2,227
	36,266	59,114	130,758

Net Operating Loss	(36,266)	(59,114)	(130,758)

Interest On Promissory Notes	1,522	-	1,522

Net Loss For The Period	$(37,788)	$(59,114)	$(132,280)

Basic And Diluted Net Loss Per Common
Share	$(0.01)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	6,005,000	5,988,548

The accompanying notes are an integral part of these financial statements

STERLING GOLD CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 26
	YEARS ENDED		2004 TO
	JANUARY 31		JANUARY 31
	2007	2006	2007

Cash Provided By (Used For):
Operating Activities
Net loss for the period	$(37,788)	$(59,114)	$(132,280)
Changes in non-cash working capital items:
Prepaid expenses	289	(289)	-
Accounts payable and accrued liabilities	8,592	(7,961)	11,322
	(28,907)	(67,364)	(120,958)

Financing Activities
Issue of share capital	-	100,500	100,550
Share subscriptions received	-	(12,000)	-
Advance payable	-	(2,222)	1,529
Promissory notes payable	20,000	(20,996)	20,000
	20,000	65,282	122,079

Net (Decrease) Increase In Cash	(8,907)	(2,082)	1,121

Cash, Beginning Of Period	10,028	12,110	-

Cash, End Of Period	$1,121	$10,028	$1,121

Supplemental Information Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

STERLING GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JANUARY 26, 2004, TO JANUARY 31, 2007
(Stated in U.S. Dollars)

					DEFICIT
	COMMON SHARES			SHARE	ACCUMULATED
			ADDITIONAL SUBSCRIPTIONS		DURING THE
		PAR	PAID-IN	RECEIVED	EXPLORATION
	NUMBER	VALUE	CAPITAL	(RECEIVABLE)	STAGE	TOTAL

January 2004 - Shares issued
for cash at $0.00001	5,000,000	$50	$-	$(50)	$-	$-
Net loss for the period	-	-	-	-	(14,425)	(14,425)

Balance, January 31, 2004	5,000,000	50	-	(50)	(14,425)	(14,425)

Share subscriptions received	-	-	-	12,050	-	12,050
Net loss for the year	-	-	-	-	(20,953)	(20,953)

Balance, January 31, 2005	5,000,000	50	-	12,000	(35,378)	(23,328)

May 2005 - Shares issued for
cash at $0.10	1,005,000	10	100,490	(12,000)	-	88,500
Net loss for the year	-	-	-	-	(59,114)	(59,114)

Balance, January 31, 2006	6,005,000	60	100,490	-	(94,492)	6,058

Net loss for the year	-	-	-	-	(37,788)	(37,788)

Balance, January 31, 2007	6,005,000	$60	$100,490	$-	$(132,280)	$(31,730)

The accompanying notes are an integral part of these financial statements

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

1.		NATURE OF OPERATIONS AND GOING CONCERN

Organization

Sterling Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on January 26, 2004.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $37,788 for the year ended January 31, 2007 and a deficit since inception of $132,280 and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.		SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7, and Securities and Exchange Commission (“SEC”) Act Guide 7 in its characterization as an exploration stage company.

	c)	Mineral Claim Payments and Exploration Expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

	d)	Use of Estimates

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

	e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;

		ii)	non-monetary items at the historical exchange rate;

		iii)	revenue and expense items at the average rate in effect during the applicable accounting period.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains or losses are included in the Statement of Operations.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Income Taxes

The Company had adopted Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes” (“SFAS 109”). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	g)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	h)	Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, note payable and advance payable, approximate their fair values due to their short term maturities.

The Company has adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The financial instruments affected includes certain obligations that can be settled with shares of stock.

	i)	Stock Based Compensation

On February 1, 2006, the Company adopted SFAS No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments fo the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Stock Based Compensation (Continued)

In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123 (R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 – Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro-forma disclosures under SFAS No. 123 – Accounting for Stock-Based Compensation.

To January 31, 2007, the Company has not granted any stock options.

	j)	Comprehensive Loss

SFAS No. 130 – “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	k)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and, to date, has not experienced losses on any of its balances. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At January 31, 2007, the Company had no cash equivalents.

	l)	Asset Retirement Obligations

The Company has adopted SFAS No. 143 – “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	l)	Asset Retirement Obligations (Continued)

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit- adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

	m)	Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

	n)	Revenue Recognition

Revenue is recognized upon delivery when title and risk of ownership of metals or metals bearing concentrate passes to the buyer and when collection is reasonably assured. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets.

	o)	Impairment of Long-Lived Assets

In accordance with SFAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian government regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements.

However, FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not expect that it will have a significant effect on its financial position or results of operations.

b)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 128”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.

SAB 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a significant effect on its financial position or results of operations.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109” (“SFAS 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of SFAS 48 does not have any material impact on the Company’s results of operations or financial position.

d)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

e)

In November 2005, FASB issued Staff Position No. (“FSP”) Financial Accounting Standard (“FAS”)115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FASP 115-1”). FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the Company’s results of operations or financial position.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

f)

In July 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a significant effect on the Company’s reported financial position or results of operations.

g)

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this guidance does not have any material impact on the Company’s results of operations or financial position.

h)

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006. Early application is permitted and companies must apply the standard prospectively. The Company has determined that the adoption of this standard is not expected to have any material impact on the Company’s results of operations or financial position.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

4.	MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired, from a private company controlled by the Company’s former president and a present director, a 100% interest in one mineral claim located in Cariboo Mining Division, British Columbia, Canada, known as the K-2 Mining Claim. The consideration for the acquisition was a cash payment of $6,800, which represented reimbursement of the cost paid by the vendor for the staking of the mineral claim. Title continues to be recorded in the name of this private company on behalf of the Company.

5.	PROMISSORY NOTES PAYABLE

The amounts at January 31, 2007 of $20,000 (2006 - $Nil), comprising two promissory notes of $10,000 each, are due to an unrelated party, are unsecured, bear interest at 10% per annum and are repayable on February 1, 2007 and August 1, 2007, respectively.

6.	ADVANCE PAYABLE

The amount at January 31, 2007 of $1,529 (2006 - $1,529) is due to a company owned by a former president and a present director of the Company, is unsecured, interest free and repayable on demand.

7.	STOCK OPTION PLAN

The Company has one equity compensation plan (the “2005 Non-Qualified Stock Option Plan”) under which 10,000,000 shares of common stock have been authorized for issuance to its officers, directors, employees and consultants. This plan provides for the issuance of stock options for services rendered to the Company. As of January 31, 2007, no options have been granted.

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended January 31, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration paid or received, as established and agreed to by the related parties as if they were dealing at arm’s length.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING (Continued)

The following are related party transactions and amounts owing at January 31, 2007 that are not otherwise disclosed elsewhere:

a)

The Company incurred accounting fees of $8,400 (2006 - $Nil) to the Company’s president, director, officer and majority shareholder. This amount is included in accounts payable at January 31, 2007 (2006 - $Nil).

b)

The Company paid consulting fees of $8,300 (2006 - $9,000) to the former president and present director who was a related party to the date of his resignation as officer and director on March 24, 2006.

The Company currently has no employees and relies upon its sole officer and directors to further its affairs. The sole officer and directors provide services to the Company without any salaried compensation.

9.	INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2006 – 34%) to income before income taxes. The difference results from the following items:

	2007	2006
Computed expected (benefit) income taxes	$(12,848)	$(20,099)
Increase in valuation allowance	12,848	20,099
	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006
Deferred income tax asset	$(44,975)	$(32,127)
Valuation allowance	44,975	32,127
	$-	$-

The Company has incurred operating losses of approximately $132,280 which, if unutilized, will expire through to 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006
(Stated in U.S. Dollars)

10.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. The officer and directors provide management services to the Company without any compensation.

11.	SUBSEQUENT EVENTS

a)

A promissory note for $10,000, plus accrued interest of $1,000, due on February 1, 2007 has been renewed and extended for one year to February 1, 2008. The amount due is unsecured and bears interest at 10% per annum.

b)

As of May 11, 2007, the Company sold 9,546,000 units and raised $477,300. The price per unit was $0.05. Each unit was comprised of one restricted share of common stock and one restricted common stock purchase warrant. Two warrants and the payment of $0.25 allowed for the purchase of one additional restricted share of common stock. The warrants expire five years from the date of the subscription agreement evidencing the purchase of the units.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to January 31, 2007, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

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

     (b)Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

ITEM 8B. OTHER INFORMATION.

     None

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

     Our directors serve until their successor is elected and qualified. Our officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Allen Collins	52	president, principal executive officer, secretary
200 South Main		treasurer, principal accounting officer, and
Suite I		principal financial officer and a member of the
Pocatello, ID 83204		board of directors

Robert M. Baker	53	member of the board of directors.
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

Robert M. Baker

     Since January 2004, Robert Baker has been one of our directors. From January 2004 to March 2006, Mr. Baker was our the president, principal executive officer, treasurer, and principal financial officer. From June 2003 to January 2006, Mr. Baker has been a member of the board of directors of Global Green Solutions Inc. Since June 2003, Mr. Baker has been a member of the board of directors. Since May 27, 2005, Mr. Baker has been secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and a member of the board of directors of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the SEC, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the SEC, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the SEC, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

Conflicts of Interest

     At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Mr. Baker’s devotion of time to projects that do not involve us. In the event that Mr. Baker ceases devoting time to our operations, he has agreed to resign as a director.

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

Audit Committee

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to our previously filed Form 10-KSB dated April 28, 2005.

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

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation

     The following table sets forth information with respect to compensation paid by us to our officer during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
Name and	Year	Salary	Bonus Stock		Option	Non-	Change in	All	Total
Principal		($)	($)	Awards Awards Equity			Pension	Other	($)
Position				($)	($)	Incentive Value and		Compen-
						Plan	Nonqualified sation
						Compen- Deferred		($)
						sation	Compen-
						($)	sation
Earnings
($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Allen Collins	2007	0	0	0	0	0	0	0	0
President, Treasurer,	2006	0	0	0	0	0	0	0	0
Secretary, Director	2005	0	0	0	0	0	0	0	0

      We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time soon. We will not begin paying salaries until we have adequate funds to do so.

     We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

     The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

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

Compensation of Directors

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is January 31, 2007:

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Allen Collins	0	0	0	0	0	0	0
Robert M. Baker	0	0	0	0	0	0	0

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

Name and Address	Number of	Percentage of
Beneficial Ownership	Shares	Ownership
Allen Collins	5,000,000	83.26%

Robert Baker	0	0.00%

All Officers and Directors	5,000,000	83.26%
as a Group (2 persons)

     The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

Future Sales by Existing Stockholders

     A total of 5,000,000 shares of common stock are owned and controlled by our president, Mr. Collins. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition commencing on March 24, 2007. Therefore, Mr. Collins could sell up to 60,050 shares each quarter commencing March 24, 2007.

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

     On March 24, 2006, Woodburn Holdings Ltd., a corporation owned and controlled by Robert M. Baker, our then president, principal executive officer, treasurer, principal financial officer, and principal accounting officer and currently a member of the board of directors, conveyed 2,500,000 shares of our common stock to Allen Collins. On the same date, Dimac Capital Corporation, a corporation owned and controlled by Kathrine MacDonald, one of our shareholders, conveyed 2,500,000 shares of our common stock to Allen Collins. The foregoing shares constituted all of the shares of our common stock owned by Woodburn Holdings Ltd., Robert M. Baker, Dimac Capital Corporation, and Kathrine MacDonald. After the sale aforesaid, Mr. Collins owned 5,000,000 shares of our common stock or 83.26% of our total shares of common stock outstanding. Currently we have 6,005,000 shares of common stock outstanding. Mr. Collins’s address is 200 South Main, Suite I, Pocatello, Idaho 83204.

     At January 31, 2007, we owe $1,529 to Woodburn Holdings Ltd. owned by Robert M. Baker, one of our directors and our former president. The debt is unsecured, interest free and repayable on demand.

     At January 31, 2007, we owe $8,400 to Allen Collins, our president, director, officer and majority shareholder. The debt incurred is accounting fees paid by Mr. Collins.

     We owed $8,300 to Robert M. Baker, one of our directors and the former president of our company. The debt incurred is consulting fees paid by Mr. Baker. We paid the debt in full in 2006.

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

Exhibit No. Document Description
10.1	2005 Nonqualified Stock Option Plan.

     The following documents are incorporated by reference from our Form 10-KSB for the period ending January 31, 2006.

Exhibit No. Document Description
23.1	Consent of Morgan & Company, Chartered Accountants.

Exhibit No. Document Description
23.1	Consent of Morgan & Company, Chartered Accountants.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of
1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

     The following documents are included herein:

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$6,240	Morgan & Company, Chartered Accountants
2006	$1,780	Morgan & Company, Chartered Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$3,905	Morgan & Company, Chartered Accountants
2006	$1,160	Morgan & Company, Chartered Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$	Nil	Morgan & Company, Chartered Accountants
2006	$	Nil	Morgan & Company, Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$	Nil	Morgan & Company, Chartered Accountants
2006	$	Nil	Morgan & Company, Chartered Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2007.

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

Signature	Title	Date

ALLEN COLLINS	President, Principal Executive Officer, Treasurer	May 15, 2007
Allen Collins	Principal Accounting Officer, Principal Financial
Officer, Secretary and a Director

_____________________________	Director	May 15, 2007
Robert Baker