Form 10QSB
period 2007-04-30
STERLING GOLD CORP
filed 2007-06-14
CIK 1280821

=======================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP
(An Exploration Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	JANUARY 31
	2007	2007

ASSETS

Current
Cash	$32,126	$1,121

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,945	$11,322
Promissory notes payable (Note 5)	51,000	20,000
Advance payable (Note 6)	1,529	1,529
	57,474	32,851

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share

Issued and outstanding:
6,005,000 common shares at April 30, 2007
6,005,000 common shares at January 31, 2007	60

Additional paid-in capital	100,490	100,490
Unit subscriptions received	15,000

Deficit Accumulated During The Exploration Stage	(140,898)	(132,280)
	(25,348)	(31,730)

	$32,126	$1,121

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 26
	THREE MONTHS ENDED		2004 TO
	APRIL 30		APRIL 30
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Consulting fees	-	-	9,000
Interest and bank charges	1,073	316	3,543
Mineral claim payment and exploration expenditures	-	-	26,800
Office and sundry	-	1,393	13,378
Professional fees	7,395	17,520	85,800
Regulatory	150	1,782	2,377
	8,618	12,883	140,898

Net Loss For The Period	$(8,618)	$(12,883)	$(140,898)

Basic And Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	6,005,000	6,005,000

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JANUARY 26
	THREE MONTHS ENDED		2004 TO
	APRIL 30		April 30
	2007	2006	2007

Cash Provided By (Used For):
Operating Activities
Net loss for the period	$(8,618)	$(12,883)	$(140,898)
Changes in non-cash working capital items:
Prepaid expenses	-	289	-
Accounts payable and accrued liabilities	(6,377)	(1,415)	4,945
	(14,995)	(14,009)	(135,953)

Financing Activities
Issue of share capital	-	-	100,550
Unit subscriptions received	15,000	-	15,000
Advance payable	-	-	1,529
Promissory notes payable	31,000	10,250	51,000
	46,000	10,250	168,079

Net Increase (Decrease) In Cash	31,005	(3,759)	32,126

Cash, Beginning Of The Period	1,121	10,028	-

Cash, End Of The Period	$32,126	$6,269	$32,126

Supplemental Information Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JANUARY 26, 2004, TO APRIL 30, 2007
(Stated in U.S. Dollars)

					DEFICIT
	COMMON SHARES			SHARE/Unit	ACCUMULATED
		ADDITIONAL SUBSCRIPTIONS			DURING THE
		PAR	PAID-IN	RECEIVED	EXPLORATION
	NUMBER VALUE		CAPITAL	(RECEIVABLE)	STAGE		TOTAL

January 2004 - Shares
issued for cash at $0.00001	5,000,000	$50	$-	$(50)	$-		$-
Net loss for the period	-	-	-	-	(14,425)		(14,425)

Balance, January 31, 2004	5,000,000	50	-	(50)	(14,425)		(14,425)

Share subscriptions received	-	-	-	12,050	-		12,050
Net loss for the year	-	-	-	-	(20,953)		(20,953)

Balance, January 31, 2005	5,000,000	50	-	12,000	(35,378)		(23,328)

Shares issued for cash at $0.10	1,005,000	10	100,490	(12,000)	-		88,500
Net loss for the year	-	-	-	-	(59,114)		(59,114)

Balance, January 31, 2006	6,005,000	60	100,490	-	(94,492)		6,058

Net loss for the year	-	-	-	-	(37,788)		(37,788)

Balance, January 31, 2007	6,005,000	60	100,490	-	(132,280)		(31,730)

Subscriptions received	-	-	-	15,000	-		15,000
Net loss for the period	-	-	-	-	(8,618)		(8,618)

Balance, April 30, 2007	6,005,000	$60	$100,490	$15,000	$(140,898	) $	(25,348)

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of April 30, 2007 included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2007 audited financial statements and notes thereto. Results of this quarter are not indicative of the results for the year ending January 31, 2008.

2.	NATURE OF OPERATIONS AND GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $8,618 for the three month period ended April 30, 2007 and a deficit since inception of $140,898 and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

STERLING GOLD CORP
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7, and Securities and Exchange Commission (“SEC”) Act Guide 7 in its characterization as an exploration stage company.

	b)	Mineral Claim Payments and Exploration Expenditures

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

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

     APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	f)	Financial Instruments

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

	g)	Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and, to date, has not experienced losses on any of its balances. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At April 30, 2007, the Company had no cash equivalents.

STERLING GOLD CORP
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
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

The amounts at April 30, 2007 of $51,000 (2006 - $10,250), comprising three promissory notes of $10,000, $11,000 and $30,000, are due to an unrelated party, are unsecured, bear interest at 10% per annum and are repayable on August 1, 2007, February 1, 2008 and March 1, 2008, respectively.

6.	ADVANCE PAYABLE

The amount at April 30, 2007 of $1,529 (2006 - $1,529) is due to a company owned by a former president and a present director of the Company, is unsecured, interest free and repayable on demand.

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the period ended April 30, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration paid or received, as established and agreed to by the related parties as if they were dealing at arm’s length.

The following are related party transactions and amounts owing at April 30, 2007 that are not otherwise disclosed elsewhere:

The Company incurred accounting fees of $2,800 (2006 - $Nil) to the Company’s president, director, officer and majority shareholder. This amount is included in accounts payable at April 30, 2007 (2006 - $Nil).

STERLING GOLD CORP
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING (Continued)

The Company currently has no employees and relies upon its sole officer and directors to further its affairs. The sole officer and directors provide services to the Company without any salaried compensation.

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. The officer and directors provide management services to the Company without any compensation.

9.	SUBSEQUENT EVENT

On of May 17, 2007, the Company closed a private placement of 12,375,000 units and raised $618,750. The price per unit was $0.05. Each unit was comprised of one restricted share of common stock and one restricted common stock purchase warrant. Two warrants and the payment of $0.25 allowed for the purchase of one additional restricted share of common stock. The warrants expire five years from the date of the subscription agreement evidencing the purchase of the units. As at April 30, 2007, the Company had received $15,000 cash in subscriptions.

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

Milestones

     The following are our milestones:

1.	To finalize a contract to continue working on the work program for claims.

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

     On November 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112988). On May 10, 2005, we completed our public offering and sold 1,005,000 shares of common stock and raised $100,500. We spent all of the proceeds from the offering as we previously reported.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2007.

STERLING GOLD CORP.
(Registrant)

BY:   ALLEN COLLINS
         Allen Collins
         President, Principal Executive Officer, Secretary,
         Treasurer, Principal Financial Officer and
         member of the Board of Directors.