Form 10QSB
period 2007-07-31
STERLING GOLD CORP
filed 2007-09-19
CIK 1280821

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

As of September 17, 2007, the Company had 18,380,000 common shares issued and outstanding.

=========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated In U.S. Dollars)

	July 31	January 31
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$599,315	$1,121

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,507	$11,322
Promissory notes payable (Note 5)	51,000	20,000
Advance payable (Note 6)	1,529	1,529
	58,036	32,851

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value
of $0.00001 per share

Issued and outstanding:
18,380,000 common shares at July 31, 2007
6,005,000 common shares at January 31, 2007 (Note 10)	184	60

Warrants (Notes 7 and 10)	123,750	-

Additional paid-in capital	595,366	100,490

Deficit Accumulated During The Exploration Stage	(178,021)	(132,280)
	541,279	(31,730)
	$599,315	$1,121

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated In U.S. Dollars)

									CUMULATIVE
	THREE		THREE		SIX		SIX		PERIOD FROM
	MONTHS		MONTHS		MONTHS		MONTHS		INCEPTION
	ENDED		ENDED		ENDED		ENDED		JANUARY 26, 2004
	JULY 31,		JULY 31,		JULY 31,		JULY 31,		TO JULY 31,
	2007		2006		2007		2006		2007

REVENUES	$-		$-		$-		$-		$-

EXPENSES
Consulting Fees	-		-		-		-		9,000
Interest and bank charges	1,557		340		2,630		657		5,100
Mineral claim payment and exploration expenditures	-		-		-		-		26,800
Office and sundry	86		-		86		1,392		13,464
Professional fees	35,155		4,910		42,550		15,899		120,955
Regulatory	325		60		475		245		2,702
	37,123		5,310		45,741		18,193		178,021

Net loss for the period	$(37,123	) $	(5,310	) $	(45,741	) $	(18,193	) $	(178,021)

Basic and Diluted Net Loss Per Common Share	$(0.01	) $	(0.01	) $	(0.01	) $	(0.01)

Weighted Average Number of Common Shares
Outstanding	16,199,175		6,005,000		11,277,762		6,005,000

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated In U.S. Dollars)

					CUMULATIVE
	THREE	THREE	SIX	SIX	PERIOD FROM
	MONTHS	MONTHS	MONTHS	MONTHS	INCEPTION
	ENDED	ENDED	ENDED	ENDED	JANUARY 26, 2004
	JULY 31,	JULY 31,	JULY 31,	JULY 31,	TO JULY 31,
	2007	2006	2007	2006	2007
CASH PROVIDED BY (USED FOR):

Operating Activities
Net loss for the period	$(37,123)	$(5,310)	$(45,741)	$(18,193)	$(178,021)

Net changes in non-cash operating working capital
items:
Prepaid expenses	-	-	-	289	-
Accounts payable and accrued liabilities	562	(245)	(5,815)	(1,660)	5,507
	(36,561)	(5,555)	(51,556)	(19,564)	(172,514)

Financing Activities
Issue of share capital and warrants	603,750	-	618,750	-	719,300
Advance payable	-	-	-	-	1,529
Promissory notes payable	-	250	31,000	10,500	51,000
	603,750	250	649,750	10,500	771,829

Increase (Decrease) in Cash	567,189	(5,305)	598,194	(9,064)	599,315

Cash, beginning of the period	32,126	6,269	1,121	10,028	-

Cash, end of the period	$599,315	$964	$599,315	$964	$599,315

Supplemental Information of Cash Flow
Information
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION JANUARY 26, 2004 TO JULY 31, 2007
(Stated In U.S. Dollars)

	COMMON SHARES					DEFICIT
					SHARE/UNIT	ACCUMULATED
			ADDITIONAL		SUBSCRIPTIONS	DURING THE
		PAR	PAID-IN		RECEIVED	EXPLORATION
	NUMBER	VALUE	CAPITAL	WARRANTS	(RECEIVABLE)	STAGE	TOTAL

Shares issued for cash at $0.00001 5,000,000	5,000,000	$50	$-	$-	$(50)	$-	$-
Net loss for the period	-	-	-	-	-	(14,425)	(14,425)
Balance, January 31, 2004	5,000,000	50	-	-	(50)	(14,425)	(14,425)

Subscriptions received	-	-	-	-	12,050	-	12,050
Net loss for the year	-	-	-	-	-	(20,953)	(20,953)
Balance, January 31, 2005	5,000,000	50	-	-	12,000	(35,378)	(23,328)

Shares issued for cash at $0.10	1,005,000	10	100,490	-	(12,000)	-	88,500
Net loss for the year	-	-	-	-	-	(59,114)	(59,114)
Balance, January 31, 2006	6,005,000	60	100,490	-	-	(94,492)	6,058

Shares issued	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(37,788)	(37,788)
Balance, January 31, 2007	6,005,000	60	100,490	-	-	(132,280)	(31,730)

Common stock and warrants
issued	12,375,000	124	494,876	123,750	-	-	618,750
Net loss for the period	-	-	-	-	-	(45,741)	(45,741)
Balance,July 31, 2007	18,380,000	$184	$595,366	$123,750	$-	$(178,021)	$541,279

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated In U.S. Dollars)
__________________________________________________________________________________________________________________________________________________________

1.	BASIS OF PRESENTATION

The unaudited financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2007 audited financial statements and notes thereto. Results of this quarter are not indicative of the results for the year ending January 31, 2008.

2.	NATURE OF OPERATIONS AND GOING CONCERN

Organization

Sterling Gold Corp. (“the Company”) was incorporated in the State of Nevada, U.S.A., on January 26, 2004.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $37,123 for the three month period ended July 31, 2007 and a deficit since inception of $178,021 and has no revenue. The future of the company is dependant upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated In U.S. Dollars)
__________________________________________________________________________________________________________________________________________________________

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7, and Securities and Exchange Commissions (“SEC”) Act Guide 7 in its characterization as an exploration stage company.

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

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated In U.S. Dollars)
_________________________________________________________________________________________________________________________________________________________

e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

f)	Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts payable, loans payable and accrued liabilities, and due to related parties, approximate their fair values due to their short term maturities.

The Company has adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The financial instruments affected includes certain obligations that can be settled with shares of stock

g)	Cash and Cash Equivalents

Cash consist of cash on deposit with high quality major financial institutions, and to date, has not experienced losses on any of its balances. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At July 31, 2007, the Company had no cash equivalents.

4.	MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired, from a private company controlled by the Company’s former president, a 100% interest in one mineral claim located in Cariboo Mining Division, British Columbia, Canada, known as the K-2 Mining Claim. The consideration for the acquisition was a cash payment of $6,800, which represented reimbursement of the cost paid by the vendor for the staking of the mineral claim. Title continues to be recorded in the name of this private company of behalf of the Company.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated In U.S. Dollars)
________________________________________________________________________________________________________________________________________________________

5.	PROMISSORY NOTES PAYABLE

The amount at July 31, 2007 of $51,000 (2006 - $10,500), comprising three promissory notes of $10,000, $11,000 and $30,000, are due to an unrelated party, are unsecured, bear interest at 10% per annum and are repayable on August 1, 2007, February 1, 2008 and March 1, 2008, respectively.

6.	ADVANCE PAYABLE

The amount at July 31, 2007 of $1,529 (2006 - $1,529) is due to a company owned by a former president of the Company, is unsecured, and interest free and repayable on demand.

7.	WARRANTS

The continuity of share purchase warrants is summarized as follows:
	Weighted Average
	Number	Exercise Price
Balance, July 31, 2007	-	$-
Granted	12,375,000	0.25
Balance, July 31, 2007	12,375,000	$0.25

Share purchase warrants outstanding at July 31, 2007 are as follows:
Expiration Date	Exercise Price	Number Outstanding
May 17, 2012	$0.025	12,375,000

Each two warrants is exercisable into one share of common stock.

The fair value of the warrants issued has been determined using a Black-Scholes option pricing model and the following assumptions:
Expected volatility		55.91%
Expected dividend yield		0%
Risk-free interest rate		4.71%
Expected life		2 years

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the period ended July 31, 2007 the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration paid or received, as established and agreed to by the related parties as if there were dealing at arm’s length.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)
(Stated In U.S. Dollars)
__________________________________________________________________________________________________________________________________________________________

The following are related party transactions and amounts owing at July 31, 2007 that are not otherwise disclosed elsewhere:

The Company incurred accounting fees of $15,305 (2006 - $Nil) to the Company’s president, director, officer and majority shareholder. Of which $686 of this amount is included in accounts payable at July 31, 2007 (2006 - $Nil).

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

10.	PRIVATE PLACEMENT

On May 17, 2007, the Company issued 12,375,000 units at $.05 per unit for cash proceeds of $618,750. Each unit comprises one share of restricted common stock and one share restricted common stock purchase warrant, entitling the holder to one share of common stock per every two warrants, exercisable at $.25 at any time up to 5 years from the date of the subscription agreement.

Based on the relative fair values of the common stock and warrants on the date of issuance, the Company allocated $495,000 of the proceeds to the common stock and $123,750 of the gross proceeds to the warrants.

11.	SUBSEQUENT EVENT

A promissory note for $10,000, plus interest of $1,000, due on August 1, 2007 has been renewed and extended for one year to August 1, 2008. The amount due is unsecured and bears interest at 10% per annum.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     On May 17, 2007, we closed a private placement and raised $618,750. This will give us the ability to finalize our contract and begin core drilling to see if we can find mineralization. We will have the ability to do exploration activities on the property.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything else.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors who we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The following are our milestones:

     1. To finalize a contract to continue working on the work program for claims.

     2. In the spring of 2008 - Core drilling. Core drilling will cost $20.00 per foot. We intend to drill approximately 10,000 linear feet or 50 holes. Core drilling will be subcontracted to non affiliated third parties. Time to conduct the core drilling - 90 days.

     3. In the summer of 2008 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $30,000 to analyze the core samples and will take 30 days.

     All funds for the foregoing activities has been obtained from our private placement which we completed on May 17, 2007.

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

     To become profitable and competitive, we will conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required for implementing our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on January 24, 2004 to July 31, 2007

     We will conduct our exploration activities on one property containing one claim. The property is staked and we will begin our exploration plan in the spring of 2008.

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

     On May 17, 2007, we closed a private placement and raised $618,750. This will give us the ability to do exploration activities on the property. We issued 12,375,000 shares of common stock through this private placement. Each unit comprises one share of restricted common stock and one share restricted common stock per every two warrants, exercisable at $.25 at any time up to 5 years from the date of the subscription agreement.

ITEM 3.     CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of September, 2007.

STERLING GOLD CORP.
(Registrant)

BY:   ALLEN COLLINS
         Allen Collins
         President, Principal Executive Officer, Secretary,
         Treasurer, Principal Financial Officer and
         member of the Board of Directors.

EXHIBIT INDEX

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