Form 10QSB
period 2007-10-31
STERLING GOLD CORP
filed 2007-12-06
CIK 1280821

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-51263

STERLING GOLD CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-4650531
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

810 Jewel
Blackfoot, ID 83221
(Address of principal executive offices)

(208) 785-2729
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

As of November 27, 2007, the Company had 18,380,000 common shares issued and outstanding.

===================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.      INTERIM FINANCIAL STATEMENTS

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated In U.S. Dollars)

	October 31	January 31
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$574,683	$1,121

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,100	$11,322
Promissory notes payable (Note 5)	52,000	20,000
Advance payable (Note 6)	1,529	1,529
	56,629	32,851

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value
of $0.00001 per share

Issued and outstanding:
18,380,000 common shares at October 31, 2007
6,005,000 common shares at January 31, 2007 (Note 10)	184	60

Warrants (Notes 7 and 10)	123,750	-

Additional paid-in capital	595,366	100,490

Deficit Accumulated During The Exploration Stage	(201,246)	(132,280)
	518,054	(31,730)
	$574,683	$1,121

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated In U.S. Dollars)

					CUMULATIVE
	THREE	THREE	NINE	NINE	PERIOD FROM
	MONTHS	MONTHS	MONTHS	MONTHS	INCEPTION
	ENDED	ENDED	ENDED	ENDED	JANUARY 26, 2004
	OCTOBER 31	OCTOBER 31	OCTOBER 31	OCTOBER 31	TO OCTOBER 31,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consulting Fees	-	-	-	-	9,000
Interest and bank charges	1,302	574	3,932	1,230	6,402
Mineral claim payment and exploration
expenditures	-	-	-	-	26,800
Office and sundry	391	-	477	1,393	13,855
Professional fees	21,544	8,140	64,094	24,039	142,499
Regulatory	-	-	475	245	2,702
Total Expenses	23,237	8,714	68,978	26,907	201,258

OTHER INCOME
Interest income	12	-	12	-	12
Total Other Income	12	-	12	-	12

Net loss for the period	$(23,225)	$(8,714)	$(68,966)	$(26,907)	$(201,246)

Basic and Diluted Net Loss Per Common
Share	($0.01)	($0.00)	($0.01)	($0.00)

Weighted Average Number of Common
Shares Outstanding	18,380,000	6,005,000	13,575,000	6,005,000

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated In U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	JANUARY 26,
	ENDED	ENDED	ENDED	ENDED	2004 TO
	OCTOBER 31	OCTOBER 31	OCTOBER 31	OCTOBER 31	OCTOBER 31,
	2007	2006	2007	2006	2007

CASH PROVIDED BY (USED FOR):

Operating Activities
Net loss for the period	$(23,225)	$(8,714)	$(68,966)	$(26,907)	$(201,246)

Net changes in non-cash operating
working capital items:
Prepaid expenses	-	-	-	289	-
Accounts payable and accrued
liabilities	(2,407)	(1,980)	(8,222)	(1,730)	3,100
	(25,632)	(10,694)	(77,188)	(28,348)	(198,146)

Financing Activities
Issue of share capital and warrants	-	-	618,750	-	719,300
Advance payable	-	-	-	-	1,529
Promissory notes payable	1,000	10,000	32,000	20,000	52,000
	1,000	10,000	650,750	20,000	772,829

Increase (Decrease) in Cash	(24,632)	(694)	573,562	(8,348)	574,683

Cash, beginning of the period	599,315	2,374	1,121	10,028	-

Cash, end of the period	$574,683	$1,680	$574,683	$1,680	$574,683

Supplemental Information of Cash Flow
Information
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated In U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of October 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the January 31, 2007 audited financial statements and notes thereto. Results of this quarter are not indicative of the results for the year ending January 31, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,225 for the three month period ended October 31, 2007 and a deficit since inception of $201,246 and has no revenue. The future of the company is dependant upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2007
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

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated In U.S. Dollars)

e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Cash consist of cash on deposit with high quality major financial institutions, and to date, has not experienced losses on any of its balances. For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At October 31, 2007, the Company had no cash equivalents.

h)	Concentration of Credit Risk

The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at October 31, 2007 the Company’s cash balance exceeded Federal Deposit Insurance corporation (FDIC) limits by $474,683.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2007
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

5.	PROMISSORY NOTES PAYABLE

The amount at October 31, 2007 of $52,000 (2006 - $10,500), comprising three promissory notes of $11,000, $11,000 and $30,000, are due to an unrelated party, are unsecured, bear interest at 10% per annum and are repayable on August 1, 2008, February 1, 2008 and March 1, 2008, respectively.

6.	ADVANCE PAYABLE

The amount at October 31, 2007 of $1,529 (2006 - $1,529) is due to a company owned by a former president of the Company, is unsecured, and interest free and repayable on demand.

7.	WARRANTS

The continuity of share purchase warrants is summarized as follows:

		Weighted Average
	Number	Exercise Price
Balance, January 31, 2007	-	$-
Granted	12,375,000	0.25
Balance, October 31, 2007	12,375,000	$0.25

Share purchase warrants outstanding at October 31, 2007 are as follows:

Expiration Date	Exercise Price	Number Outstanding
May 17, 2012	$0.25	12,375,000

Each two warrants are exercisable into one share of common stock.

STERLING GOLD CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)
(Stated In U.S. Dollars)

The fair value of the warrants issued has been determined using a Black-Scholes option pricing model and the following assumptions:

Expected volatility	55.91%
Expected dividend yield	0.00%
Risk-free interest rate	4.71%
Expected life	2 years

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the nine months ended October 31, 2007 the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration paid or received, as established and agreed to by the related parties as if there were dealing at arm’s length.

The following are related party transactions and amounts owing at October 31, 2007 that are not otherwise disclosed elsewhere:

The Company incurred accounting fees of $8,105 (2006 - nil) to the Company’s president, director, officer and majority shareholder. All of which has been paid in full.

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

On May 17, 2007, the Company issued 12,375,000 units at $.05 per unit for cash proceeds of $618,750. Each unit comprises one share of restricted common stock and one share restricted common stock purchase warrant, entitling the holder to one share of common stock per every two warrants, exercisable at $0.25 at any time up to 5 years from the date of the subscription agreement.

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

     We will be conducting research in the form of exploration of the property. Our exploration program is in the "Milestones" section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore, and we have determined it is economical to extract the ore from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     On May 17, 2007, we closed a private placement and raised $618,750. This will give us the ability to locate a geologist to direct our exploration program. Once we have located and contracted a geologist, we will begin core drilling to see if we can find mineralization. We will have the ability to do exploration activities on the property.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don’t know what we will do, and we don’t have any plans to do anything else.

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

Milestones -

     The following are our milestones:

     1. Locate a geologist to direct our exploration program.

     2. In the spring of 2008 – Collect samples. We will collect soil samples and have the samples analyzed by an independent third party . Time to conduct the sampling – 90 days.

     3. In the fall of 2008 - Core drilling. Core drilling will cost $20.00 per foot. We intend to drill approximately 10,000 linear feet or 50 holes. Core drilling will be subcontracted to non affiliated third parties. Time to conduct the core drilling - 90 days.

     All funds for the foregoing activities will be obtained from our private placement.

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

     To become profitable and competitive, we will conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required for implementing our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on January 26, 2004 to October 31, 2007

     We will conduct our exploration activities on one property containing one claim. The property is staked and we will begin our exploration plan upon completion of our private placement.

     Since inception, we have used loans from Woodburn Holdings Ltd., a corporation owned by Robert Baker, our former president and a loan from Dimac Capital Corporation, a corporation owned by Kathrine MacDonald, one of our former shareholders, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by them from inception on January 26, 2004 to April 30, 2006 was $1,529. The loans are not evidenced by any written instrument and are without interest.

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

     On May 17, 2007, we closed a private placement of 12,375,000 units, comprising 12,375,000 common shares and 12,375,000 stock purchase warrants and raised $618,750. This will give us the ability to do exploration activities on the property. Each unit comprises one share of restricted common stock and one share restricted common stock warrant, entitling the holder to one common stock per every two warrants, exercisable at $0.25 at any time up to 5 years from the date of the subscription agreement.

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
U.S.C. SecPtion 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of December, 2007.

STERLING GOLD CORP.
(Registrant)

BY:	LINDA SMITH
Linda Smith
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