Form 10-K
period 2008-01-31
iDcentrix, Inc.
filed 2008-05-15
CIK 1280821

__________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-51263

______________________

iDcentrix, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4650531
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

______________________

2101 Rosecrans Avenue, Suite 4240 El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 414-2675

______________________

Securities registered pursuant to Section 12(b) of the Act:

None

______________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001 per share

(Title of Class)

______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2007) was approximately $9,436,000.

As of April 21, 2008, the registrant had 32,242,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PRELIMINARY NOTES

When we use the terms the “Company”, “we”, “us” and “our”, we mean iDcentrix, Inc. and its wholly-owned subsidiary, IDCX Co. When we use the term “iDcentrix” we are referring to iDcentrix, Inc., formerly known as Sterling Gold Corp. When we use the term “IDCX” we are referring to our wholly-owned subsidiary, IDCX Co.

Forward-Looking Statements

This report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, our plans to develop and implement a strategic marketing plan and enhance our product offerings, our expectations with respect to the future contributions of recently hired employees and our plans to hire additional marketing and technical employees, our plans to consider possible acquisitions, statements with respect to our beliefs with respect to growth in the market for security cards and other security-related technology, statements with respect to our expectations or beliefs with respect to future competition, statements with respect to our plans and expectations about research and development and statements concerning our need for and ability to attract additional capital. We have no duty to update these statements. Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements due to various factors, including the risks, uncertainties and other factors discussed in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I

Item 1. Business.

General

iDcentrix, Inc. (formerly known as Sterling Gold Corp.) was incorporated in the State of Nevada on January 26, 2004. The Company maintains its statutory registered agent’s office at 6100 Neil Road, Suite 400, Reno, Nevada 89544. We currently conduct our business operations primarily through our subsidiary, IDCX Co. (“IDCX”), which was formed as a Delaware corporation in January 2007 and became a wholly-owned subsidiary of iDcentrix on January 31, 2008 pursuant to a share exchange agreement whereby each share of IDCX was exchanged for one share of iDcentrix (the “Share Exchange”). Prior to the Share Exchange, the Company’s principal executive offices were located at 810 Jewel, Blackfoot, Idaho 83221. Following the consummation of the Share Exchange, the Company’s principal executive offices were relocated to 2101 Rosecrans Avenue, Suite 4240, El Segundo, California 90245 and the Company’s telephone number is now (310) 414-2675.

Background

Prior to the Share Exchange, the business of iDcentrix had been the acquisition and exploration of mineral properties. This business was in the early exploration stage and was focused on the mineral exploration of the “K-2 Mining Claim”, Claim No. 406354, recorded November 7, 2003. The property was originally staked by Lloyd Tattersall on behalf of Glengarry Development Corp., a British Columbia corporation, which subsequently sold its interests in the property to Woodburn Holdings, Ltd., a British Columbia corporation. iDcentrix’s former president, Robert M. Baker, entered into an oral agreement with Woodburn Holdings, Ltd. regarding the acquisition of the property by iDcentrix. iDcentrix engaged in minimal exploration work on the property in 2005 through 2007. iDcentrix did not generate or realize any revenues from its prior mineral exploration business operations.

On January 31, 2008, iDcentrix consummated the Share Exchange with all of the shareholders of IDCX pursuant to a Share Exchange Agreement, dated January 16, 2008, by and between iDcentrix, IDCX, all of the shareholders of IDCX and Francine Dubois as representative of the shareholders of IDCX (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the issued and outstanding common shares of IDCX (the “IDCX Shares”) were exchanged on a one-for-one basis for common shares of iDcentrix (the “Company Shares”). iDcentrix issued 18,762,000 Company Shares to the former shareholders of IDCX upon consummation of the Share Exchange.

As a result of the Share Exchange, IDCX became a wholly-owned subsidiary of iDcentrix, and iDcentrix continued its existence as the surviving corporation. Further, under the terms of the Exchange Agreement, the Board of Directors of iDcentrix agreed to appoint the four directors of IDCX to the Board of Directors of iDcentrix and iDcentrix’s sole director prior to the Share Exchange, Linda S. Smith, resigned. Since January 31, 2008, iDcentrix’s new Board of Directors has consisted of Francine Dubois, Michael S. Harris, Paul Gifford and Bruce Morris. Additionally, the Board of Directors accepted the resignation of Linda S. Smith as president, principal executive officer, principal accounting officer, principal financial officer, secretary and treasurer and appointed Francine Dubois to the office of Chief Executive Officer and Chief Financial Officer. Subsequently, David E. Fractor was appointed to the offices of Chief Financial Officer and Treasurer of the Company.

The acquisition was accounted for as a reverse merger (recapitalization) with IDCX deemed to be the accounting acquirer and iDcentrix deemed to be the legal acquirer. Following the Share Exchange, iDcentrix’s new Board of Directors and management adopted the plan of operation of IDCX and has abandoned its previous plan of operation regarding the acquisition and exploration of mineral properties.

iDcentrix’s interest in the property in British Columbia, Canada, held by Woodburn Holdings Ltd., and the oral agreement with Woodburn Holdings, Ltd. with respect thereto have been abandoned by the Company.

The following is a description of IDCX’s business, which constitutes the Company’s business moving forward.

General Business Description

We propose to engage primarily in the business of developing high-end security identification cards designed to combat identity fraud and other related criminal activities. We plan to provide card production equipment and consumables to government ID card issuers and security printers.

We sub-license from Fortress Paper Ltd., a Canadian corporation (“Fortress Paper”), an international producer of security and other specialty papers, Landqart AG’s (a wholly-owned subsidiary of Fortress Paper) LQard® I and II technology (“LQard Technology”), on an exclusive basis in Canada, the United States and Mexico, and on a non-exclusive basis world-wide (excluding Switzerland and Africa).

We are a development stage business with limited operations and no revenues. We have limited assets, and our prospects of future profitable operations may be delayed or never realized. We may encounter difficulties that prevent us from operating our business as intended or that will prevent us from doing so in a profitable manner. Our business must be evaluated in view of possible delays, additional expenses, and other unforeseen complications that are often encountered by new business ventures.

Going Concern

We incurred a net loss of approximately $1,675,000 for the fiscal year ended January 31, 2008, and there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations is dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services and this loss may impact our ability to raise additional funds to adequately execute our business plan.

Security Card Industry

The security card industry is comprised of a few large global players and smaller niche participants. The security card business has evolved into a high-technology and dynamic industry where innovative and specialized products have become the norm. New security realities in the 21st century have driven the need for new security features to be included in banknotes, passports, identification cards, licenses, checks and certification papers.

As a result of the increased need for security, many security card providers are also beginning to produce paper-based security products, allowing them to use their expertise and technology to create synergies across products while servicing their customers with a full spectrum of products.

Market drivers within the security card industry include an increased demand for paper-based security products. Demand for the latest technology in anti-counterfeit solutions also continues to be a key driver in the market. The proliferation of color-copying, scanning and printing technologies means that producers must continue to develop increasingly sophisticated anti-counterfeiting solutions. Demand for security products and new technologies has increased dramatically over the years and, although the security paper industry is large and fragmented, the Company expects growth to continue steadily due in part to the movement by several governments to make passports mandatory for travel and the recent rise in counterfeiting and forgery which has significantly increased the need for new and superior security products and features.

We believe that the security card market will continue to grow along with heightened concerns related to identity theft, security generally, national security and other fraud related criminal activities. Specifically, we believe that (i) the top ten U.S. government identity initiatives will drive approximately eight billion dollars ($8,000,000,000) in business for the identification card industry over the next five years and overseas projects will contribute another fourteen billion dollars ($14,000,000,000); (ii) the Real ID (driver’s license) initiative represents an eleven billion dollar ($11,000,000,000) expenditure in the United States alone; and (iii) forty-four percent (44%) of U.S. companies plan to increase their spending on security over the coming years. We believe that there is a trend worldwide to improve security credentials.

Sub-Licensing Agreements

In April 2007, IDCX and Fortress Paper entered into a sub-license agreement to grant IDCX the exclusive rights to use and exploit, in Canada, the LQard Technology, in consideration for 3,500,000 IDCX Shares (the “First Sub-License Agreement”), representing approximately 41% of IDCX’s outstanding shares at that time. Landqart is a wholly-owned subsidiary of Fortress Paper. Immediately prior to the consummation of the Share Exchange with iDcentrix, IDCX entered into a second sub-license agreement (the “Second Sub-License Agreement”, and collectively with the First Sub-License Agreement, as amended, the “Sub-License Agreements”) with Fortress Paper to sub-license the exclusive right to use and exploit, within the United States and Mexico (the “Primary Territory”), the LQard Technology and all associated data, trade secrets, etc., as well as to use any equipment required to manufacture and use the LQard Technology in the Primary Territory. In addition, the Second Sub-License Agreement grants IDCX the non-exclusive, non-transferable right and sublicense to use and exploit worldwide, excluding Canada, the United States, Mexico, Switzerland and Africa (the “Secondary Territory”), the LQard Technology and all associated data, trade secrets, etc., as well as to use any equipment required to manufacture and use the LQard Technology.

In consideration for the sub-licenses granted in the Second Sub-License Agreement, iDcentrix issued Fortress Paper an additional 6,500,000 iDcentrix Shares. All 10,000,000 iDcentrix Shares issued to Fortress Paper were exchanged for Sterling Gold Shares pursuant to the Share Exchange. As of April 21, 2008, Fortress Paper held approximately 31% of the issued and outstanding shares of the Company.

The Sub-License Agreements cover the following patents regarding the LQard Technology, which patents are held by Landqart.

•	United States, LQard® I Identification Card Technology – United States application No. Q99837 “Identification Card and Method for the Production Thereof” 11/659,120;
•	United States, LQard® II Identification Card Technology- United States application No. Q99837 “Identification Card and Method for Production Thereof” 11/659,119; and
•	Canada (national phase entry filed March 19, 2007- filing receipt No. not presently available).

The Sub-License Agreements have a term lasting until the expiration of the patents covering the LQard Technology unless otherwise terminated by the parties prior thereto. The Sub-License Agreements permit IDCX to terminate the agreements upon ninety (90) days written notice to Fortress Paper. Additionally, if IDCX becomes insolvent, is dissolved or liquidated, files or has filed against it a petition in bankruptcy, reorganization, dissolution or liquidation or similar action filed by or against it, is adjudicated as bankrupt, or has a receiver appointed for its business, or has all or a substantial portion of its capital stock or assets expropriated or attached by any government entity, IDCX must promptly notify Fortress Paper in writing that such event has occurred. If such event is not cured within ten (10) days of the written notice, Fortress Paper will have the right to terminate the agreements upon written notice to IDCX.

Landqart’s LQard Technology

The LQard Technology is a high security system which utilizes technology that melts specifically designed security paper manufactured by Landqart’s mill into a long-life polymer cover which cannot be separated. The resulting identity card is tamper proof because the security materials are in the substrates not on the substrate, yet easy to authenticate and very durable. The polycarbonate material used to make the identification cards provides a longevity in excess of 10 years.

The LQard Technology is an identification card production system comprised of custom security paper with integrated security features, polymer pouches, a specialized printer, security personalization inks and fusing equipment. The LQard Technology is intended for high security identity applications, such as national identification cards, military identification cards, driver’s licenses, health insurance cards and voter identification cards. In addition, the identity card may contain embedded security features such as chips, ultraviolet fibers, security threads and holograms.

Products and Services

We plan to utilize the LQard Technology to produce cards for high security identity applications, such as national identification cards, military identification cards, driver’s licenses, health insurance cards and voter identification cards (the “iDcentrix Card”). The iDcentrix Card utilizes Swiss banknote paper—counterfeit-proof security paper—to enhance the security of its identification cards. The iDcentrix Card offers its customers a variety of security features, including, but not limited to, custom watermarks, guilloche printing, iridescent ink, optical variable ink, UV fibers, UV light visible ink, high-resolution color image, optical variable device, thread with microtext, hologram, chip, 2D barcode, magnetic strip and two-color iris background, with which the customer may customize and further safeguard its identification card. Finally, to complete the securitization process, iDcentrix deep-welds and fuses the ID data and security features within a high-performance polycarbonate sleeve which mixes the polymer, the inks and the paper to create one impenetrable unit. This unique technology enables the production of a high quality, secure identification card because the security features and ID data are contained in the card, rather than printed or applied on the card. In addition, the translucency feature of the iDcentrix Card allows for easy authentication by visual inspection (such as verifying the watermark). The security feature-rich iDcentrix Card is well suited for identity cards, driver’s licenses, voter identification cards, health cards, and military ID’s where alteration or duplication are serious threats to security.

The Company’s products and services will enable its customers to produce and issue security cards locally, utilizing an issuing system. Each issuing system will consist of hardware, a duplex-printer and a fusionator, consumables, bank note paper, security personalization inkjet inks, and polycarbonate pouches, and software to run the issuing system. Each issuing system will have a production capacity of approximately 100,000 cards per year.

We believe that the issuing system has several advantages over competing identification card systems, including:

•	Easy implementation of additional security features
•	Availability of banknote printing technologies
•	Machine readable technologies
•	Localized production and issuance

•	Reliable security technology
•	Inkjet personalization is superior to dye sublimation and laser engraving
•	Low cost issuing systems

Our business strategy will rely, in part, on deployment of the LQard Technology by Fortress Paper and its wholly owned subsidiary, Landqart. To protect the Company’s intellectual property investments, we will rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. The Company is reliant on the ability of Fortress Paper and Landqart to maintain and successfully enforce their patent rights to the LQard Technology.

Sales and Marketing

Our primary sales and marketing objective for fiscal 2009 is to further our penetration of the security card market by following a two-pronged approach: (i) planting seeds in sales regions where generating sales will be a long-term endeavor due to market specifics (e.g. established players and solutions); and (ii) aggressively pursuing targeted sectors migrating to new card technology where we believe the use of our technology is a good fit and will provide us with a competitive advantage.

To reach our objectives, we recently hired James Tate Preston as Vice President, Sales and Marketing. Mr. Preston is a sales and marketing industry veteran who is familiar with the dynamics of the security identification card market. Mr. Preston has hired an additional sales executive to assist him in establishing the necessary partnerships that will allow us access to present our technology to an audience with decision-makers for targeted sectors and entities. To support these marketing personnel and enhance our products according to market requirements, we plan to hire an engineer to oversee all of the technical aspects of our business, from product management and support to research and development. Initially, we plan to rely on outside consultants for specific projects where vertical expertise might be required.

We expect that our marketing activities will be the cornerstone of the Company’s activities in fiscal 2009. Our objective is to gain customers by penetrating the market through a consistent presence at trade shows around the world, participating in industry associations, engaging in public relations activities and pursuing speaking engagements. We believe that IDCX’s initial exposure in fiscal 2008 was positive and that by reinforcing our current presence vis-à-vis our competitors and end-users, our technology will gain attention in the market and customers will begin seeking our products and services.

We do not anticipate securing any large transactions with governments in the near future, as governments generally move slowly with the incorporation of new technologies. However, we plan to engage in strategic opportunities in an effort to accelerate growth while developing our management team and integrating industry expertise.

Competition

We will compete for identity card business with other security technology suppliers, including companies like L-1 Identity Solutions, Inc. (formerly Viisage Technology, Inc.) (biometrics), Digimarc Corporation, LaserCard Corporation and Giesecke & Devrient. Because we believe that few competitors actually exist in the high-end secure identity card market and that any existing competitors offer similarly limited features and cards with imitation banknote security features, we believe we will succeed in penetrating the market and positioning our product as a more secure alternative.

The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies. The potential for an influx of federal funds into the market has drawn competition and is likely to continue to do so. As we work to expand the applications for the LQard Technology, we expect to experience increased competition from products and services that are substitutes for our applications. Technologies that may directly or indirectly compete with particular applications of the LQard Technology include, but are not limited to:

•	Encryption—securing data during distribution using a secret code so it cannot be accessed except by authorized users;
•	Containers—inserting a media object in an encrypted wrapper, which prevents the media object from being duplicated and is used for content distribution and transaction management;
•	DataGlyphs®—a slightly visible modification of the characteristics of an image or document that is machine-readable;
•	Scrambled Indicia®—an optical refraction-based data-hiding technique that is inserted into an image and can be read with a lens;
•

Traditional anti-counterfeiting technologies—a number of solutions used currently by many governments (and that compete for budgetary outlays) designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

•	Radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, which is being used in photo identification credentials, labels and tags;
•

Digital fingerprints and signatures—a metric, or metrics, computed solely from a source image or audio or video track, that can be used to uniquely identify an image or track, or authenticate the image or track;

•	Smart cards—badges and cards including a semiconductor memory and/or processor used for authentication and related purposes; and
•	Bar codes—a data-carrying code, typically visible in nature (but invisible if printed in ultraviolet- or infrared-responsive inks).

Raw Materials

Pursuant to the terms of the Sub-License Agreements, Fortress Paper will supply all security-related materials such as security paper, security ink and polymer pouches and lease all equipment and apparatus required for the production of the iDcentrix Cards pursuant to a supply agreement to be negotiated in good faith. We also plan to seek alternative sources of supply on competitive terms.

Research and Development

We will rely upon Landqart, the owner of the LQard Technology, to aid in the research and development of new and expanded LQard Technologies. We will not own the rights to any further developments of the LQard Technology and will retain only our current sub-licensing rights over any such developments. We exercise no control over Landqart. If we are unable to successfully co-operate with Landqart in the development and expansion of the LQard technology, or if Landqart is unable to further develop the LQard Technology, our ability to compete within our market will be adversely affected.

We are obligated to use commercially reasonable efforts to actively coordinate research and development activities with Fortress Paper and Landqart under the terms of the Sub-License Agreements, and to support research and product enhancement with a budget of $2,000,000 provided by us for a five-year term, of which, $800,000 is allocated to be spent during the two year period beginning on January 31, 2008. We intend to negotiate a joint development agreement with Fortress for the purpose of funding research and development and product enhancements relating to the LQard Technology.

Environmental Laws Compliance

To date, compliance with federal, state and local laws relating to the protection of the environment have not had a material effect upon our capital expenditures, results of operations or competitive position.

Employees

As of April 21, 2008, we had 3 full-time employees and 1 part-time employee. Our Chief Financial Officer and Treasurer, is a part-time employee. We anticipate that we will require additional employees as we implement our plan of operation, including hiring an engineer to oversee all technical aspects of product management and support and research and development.

Segment Information

Our management views our operations as one segment.

Geographic Areas

While we plan to market our products and services internationally, to date we have not derived any material revenues from outside the United States. Following the abandonment of our mining claim in British Columbia, we no longer hold any material assets located outside the United States.

Available Information

Our website can be found at http://www.iDcentrix.com. Information contained on our website is not a part of this document. We make available free of charge, on or through the Investor Information section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Upon request we also will provide you with a copy of these filings, at no cost, when you contact us at: iDcentrix, Inc., 2101 Rosecrans Avenue, Suite 4240, El Segundo, CA 90245, Attention: Chief Financial Officer. Our telephone number is 310-414-2675.

Item 1A. Risk Factors.

Risk Factors

There are many factors that affect our business, prospects, liquidity and the results of operations, some of which are beyond our control. The following is a discussion of some, but not all, of these and other important risk factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or risks that are currently believed to be immaterial, but which may become material, may also affect our business, prospects, liquidity and results of operations. The failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that the Company will successfully address these risks.

We are a recently organized company with  limited operating history.

iDcentrix was formed in January of 2004 and our subsidiary was formed in January of 2007. We have no operating history upon which an evaluation of our future success or failure can be made. We have limited assets, no customer contracts, and our prospects of future profitable operations may be delayed or never realized. In addition, we have recently abandoned our prior mineral exploration business and determined to pursue the business plan of our newly acquired subsidiary, IDCX, to develop and market high-end security identification cards and related equipment and consumables. We may encounter difficulties that prevent us from operating the business as intended or that will prevent us from doing so in a profitable manner. Our business must be evaluated in view of long lead times in the adoption and implementation of business plans, possible delays, additional expenses, and other unforeseen complications that are often encountered by new business ventures.

Going Concern.

We incurred a net loss of approximately $1,675,000 for the fiscal year ended January 31, 2008, and there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations is dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services and this loss may impact our ability to raise additional funds to adequately execute our business plan.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial conditions and results of operations accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting as of January 31, 2008 under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we determined that we have material weaknesses which could adversely impact our ability to provide timely and accurate financial information. We intend to commence remediation efforts on these weaknesses. We may be required to hire additional employees or consultants to address these weaknesses and may experience higher than anticipated capital expenditures and operating expenses in order to implement the necessary changes. If we are unable to address these weaknesses effectively, or if other weaknesses develop, there could be a material adverse effect on our business, financial condition and results of operations. If we are unsuccessful in implementing or following a remediation plan, or fail to update our internal control as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately, or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

Furthermore, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Our business model is unproven and may not generate revenues sufficient for the Company to continue as a going concern.

There can be no assurance that sufficient numbers of customers will make use of our intended products or related services, and thus we may not be able to generate the revenues necessary to remain a going concern. There can be no assurance that our strategy will become or remain a viable vehicle for the marketing of products and services in the identification security card industry. If the business model or strategies do not become viable or effective, our business, financial condition and results of operations would be materially and adversely affected.

We will require future financing to continue as a going concern.

In connection with the consummation of the Share Exchange, IDCX sold 2,842,000 shares of common stock of IDCX for gross aggregate proceeds of $2,131,500 in a private placement. After deducting approximately $250,000 for expenses related to the Share Exchange, the negotiation of the Sub-license Agreements with Fortress, and the private placement, we believe, based on our current operating budget, that we will have sufficient working capital to continue as a going concern for the next 12 months. However, we will require additional working capital to continue to implement our plan of operation and desire additional capital to allow us more flexibility in implementing our plan of operation and exploring more growth opportunities. We plan on engaging in future financing activities within the next 12 months to raise additional capital for our operations. Such financing activities could include issuing debt or equity securities in the Company and could result in a dilution of the Company’s existing share capital.

We can give no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

The loss of or failure to enter into any contracts may result in a lack  of revenue.

Identification card contracts with government agencies are normally subject to a competitive bidding process and have varying durations, generally five or more years in length. Some contracts contain cancellation clauses. In addition, after a contract period expires, the government agency can normally re-open the contract for competitive bidding. We currently have no customer contracts. If we fail to obtain contracts or were to lose any future contracts due to cancellation or a competitive bidding situation, we could fail to realize revenues, which would adversely affect our financial results.

The market for our products is highly competitive, and as a result, alternative technologies or larger companies may undermine, limit or eliminate the market for our products, which would decrease our revenue and profits.

The markets in which we compete for business are intensely competitive and rapidly evolving. We expect competition to continue from both existing competitors and new market entrants. We face competition from other companies and from alternative technologies. The potential for an influx of federal funds into the market has drawn competition and is likely to continue to do so. As we work to expand the applications for the LQard Technology, we expect to experience increased competition from products and services that are substitutes for its applications. Technologies that may directly or indirectly compete with particular applications of LQard Technology include, but are not limited to:

•	Encryption—securing data during distribution using a secret code so it cannot be accessed except by authorized users;
•	Containers—inserting a media object in an encrypted wrapper, which prevents the media object from being duplicated and is used for content distribution and transaction management;
•	DataGlyphs®—a slightly visible modification of the characteristics of an image or document that is machine-readable;
•	Scrambled Indicia®—an optical refraction-based data-hiding technique that is inserted into an image and can be read with a lens;
•

Traditional anti-counterfeiting technologies—a number of solutions used currently by many governments (and that compete for budgetary outlays) designed to deter counterfeiting, including optically sensitive ink, magnetic threads and other materials used in the printing of currencies;

•	Radio frequency tags—embedding a chip that emits a signal when in close proximity with a receiver, which is being used in photo identification credentials, labels and tags;
•

Digital fingerprints and signatures—a metric, or metrics, computed solely from a source image or audio or video track, that can be used to uniquely identify an image or track, or authenticate the image or track;

•	Smart cards—badges and cards including a semiconductor memory and/or processor used for authentication and related purposes; and
•	Bar codes—a data-carrying code, typically visible in nature (but invisible if printed in ultraviolet- or infrared-responsive inks).

We cannot assure that the LQard Technology, or our products and services using these technologies, will gain widespread market acceptance.

New developments are expected to continue, and we cannot assure that discoveries by others, including current and potential competitors, will not render our services and products noncompetitive. Moreover, because of rapid technological changes, we may be required to expend greater amounts of time and money than currently anticipated to develop new products and services, which in turn may make it necessary to realize greater revenue streams on such products and services to cover developmental costs. Many of the companies that currently compete with our business, as well as other companies with whom we may compete in the future, are larger and national or international in scope and may have greater technical, financial, marketing, and political resources than we do. These resources could enable these companies to initiate severe price cuts or take other measures in an effort to gain market share or otherwise impede our progress. We cannot assure you that we will be able to compete successfully against current or future participants in our market or against alternative technologies, nor can we assure you that the competitive pressures we will face will not decrease our revenue and profits in the future.

Our products could have unknown defects or errors, which may give rise to claims against us, divert application of our resources from other purposes or increase our project implementation and support costs.

Products and systems as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we may provide complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, increased implementation and support costs, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we will attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements, these contractual provisions are sometimes not included and may not be enforceable in every instance. If a court refuses to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arise that are not contractually limited or adequately covered by insurance, the expense associated with defending such actions or paying the resultant claims could be significant.

If leading companies in our industry or standard-setting bodies or institutions downplay, minimize, or reject the use of the LQard Technology, its deployment may be slowed and we may be unable to achieve revenue growth.

Customers in the identification card industry may delay or reject initiatives that relate to the deployment of the LQard Technology in various markets. Such a development would make the achievement of our business objectives in this market difficult or impossible.

If we are unable to respond to regulatory or industry standards effectively, or if we are unable to develop and integrate new technologies effectively, our growth and the development of our products and services could be delayed or limited.

Our future success will depend in part on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with regulatory or industry standards. Our ability to remain competitive will depend in part on our ability to influence and respond to emerging industry and governmental standards, in a timely and cost-effective manner. If we are unable to influence these or other standards or respond to such standards effectively, our growth and the development of certain products and services could be delayed or limited.

Our market is characterized by new and evolving technologies. The success of our business will depend on our ability to develop and integrate new technologies effectively and address the increasingly sophisticated technological needs of our customers in a timely and cost-effective manner. Our ability to remain competitive will depend in part on our ability to:

•	enhance and improve the responsiveness, functionality and other features of the products and services we offer or plan to offer;
•	continue to develop our technical expertise; and
•	develop and introduce new services, applications and technologies to meet changing customer needs and preferences and to integrate such new technologies.

We cannot assure that we will be successful in responding to these technological and industry challenges in a timely and cost-effective manner. If we are unable to develop or integrate new technologies effectively or respond to these changing needs, our projected margins could decrease, and our release of new products and services and the deployment of new technology could be adversely affected.

We rely upon Fortress Paper and its wholly-owned subsidiary Landqart AG for the development and expansion of the LQard Technology.

Pursuant to the Second Sub-License Agreement, we will use commercially reasonable efforts to actively coordinate research and development activities and to support research and product enhancement with a budget provided by us of $2,000,000 for a five-year term. We will rely upon Landqart, the owner of the LQard Technology, to aid in the research and development of new and expanded LQard technologies. We will not own the rights to any further developments of the LQard Technology and will retain only our current sub-licensing rights over any such developments. We exercise no control over Landqart. If we are unable to successfully co-operate with Landqart in the development and expansion of the LQard Technology, or if Landqart is unable to further develop the LQard Technology, we may be unable to compete within our market and our revenues could be adversely affected.

We will need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could impede our ability to achieve or sustain profitability.

We believe that the identification card market will demonstrate increased demand in future periods. Our current staffing levels could affect our ability to respond to increased demand for our services. In addition, to meet any increased demand and take advantage of new business opportunities in the future, we will need to increase our workforce through additional employees or contract labor, which would increase our costs. If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability.

We depend on our senior management and key employees for our future success. If we are not able to retain, hire or integrate these employees, we may not be able to meet our commitments.

Our success depends to a significant extent on the performance and continued service of our senior management, including our Chief Executive Officer, Francine Dubois, our Chief Financial Officer, David Fractor, and our Vice President, Sales and Marketing, Tate Preston. The loss of the services of any of our senior management could delay projects or undermine customer relationships.

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel, who would be difficult to replace, as well as the addition of significant numbers of additional personnel. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain such personnel as we may require in the future. It may not be practical for us to match the compensation certain of our current or potential employees could garner with competitors. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance and lack of operating history. These circumstances may have a negative impact on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities.

Our business is based in part on patented technology, which is unique and not generally known. New employees will require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered.

Although we generally attempt to control access to and distribution of our proprietary information by our employees, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of future employment of our employees. Any of these events could have a material adverse effect on our financial and business prospects.

We expect the iDcentrix Card business to experience variability in gross margins.

We are likely to experience variability in gross margins on contracts due to numerous factors, including, among other things, the following:

•	delays in project implementation;
•	failure to achieve add-on sales to existing customers;
•	governmental regulation of credentials and issuance policies;
•	private sector usage trends for drivers licenses and other credentials;
•	level of commodity vs. proprietary components applicable to customer system specifications;
•	whether contracts have been extended or renewed and the amount of capital expenditures associated with such extensions or renewals;
•	price competition in competitive bids, contract renewals and contract extensions;
•	variations in costs of materials and manufacturing;
•	varying levels of efficiency of workforce in delivering, implementing, and servicing contracts;
•	seasonality of issuance volumes;
•	sales mix related to card issuance revenues compared to product sales;
•	sales mix related to domestic sales compared to international sales;
•	sales mix related to adoption of new products compared to sales of current products;
•	strategic decisions on new business;
•	depreciation and amortization of capitalized project costs related to new or upgraded programs; and
•

variability in the extent to which we are able to allocate personnel expenses to capital projects and thereby amortize such costs over the life of the relevant contract, rather than expensing such costs in the quarter in which they are incurred.

For reasons such as those listed above, we expect that there will be fluctuations in our future operating results as a result of the variability in margins from period to period in the security identification card industry.

Our future growth will depend on intellectual property provided by third parties and may be subject to infringement claims and other litigation, which could adversely affect our business.

Our business strategy relies, in part, on deployment of the LQard Technology by Fortress Paper and its wholly owned subsidiary, Landqart. To protect our intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Unlicensed copying and use of our intellectual property or illegal infringements of such intellectual property rights represent potential losses of revenue.

Landqart owns the patent rights and other intellectual property rights in the Primary and Secondary Territories to the LQard Technology. We are reliant on the ability of Landqart to maintain and successfully enforce its patent rights to the LQard Technology. If Landqart’s patents and other intellectual property rights to the LQard Technology are successfully challenged, invalidated, or otherwise eliminated or diminished, we may lose the exclusive rights to such technology and our competitive advantage in the industry could be adversely affected.

We face risks associated with Landqart’s patent position, including the potential and sometimes actual need from time to time to engage in significant legal proceedings to enforce patents, the possibility that the validity or enforceability of patents may be denied, and the possibility that third parties will be able to compete against the Company without infringing patents. Budgetary concerns may cause us and/or Landqart not to file, or continue, litigation against known infringers of patent rights, or may cause us or Landqart not to file for, or pursue, patent protection for all jurisdictions where we may have value. Some governmental entities that might infringe these intellectual property rights may enjoy sovereign immunity from such claims. Failure to reliably enforce patent rights against infringers may make competition within the industry more difficult.

Effective protection of intellectual property rights may be unavailable or limited, both in the United States and in other countries. Patent protection throughout the world is generally established on a country-by-country basis. We cannot assure that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of Landqart’s patents or other intellectual property rights.

We are the exclusive sub-licensee under some patents, and may need the assistance of these parties if we choose to enforce any of these patent rights. The cooperation of these third parties cannot be assured even though we rely on these technologies for our products.

As more companies engage in business activities relating to secure identification technologies and develop corresponding intellectual property rights, it is increasingly likely that claims may arise which assert that some of our products or services infringe upon other parties’ intellectual property rights. These claims could subject us to costly litigation, divert management resources and result in the invalidation of our intellectual property rights. These claims may require us to pay significant damages, cease production of infringing products, terminate our use of infringing technologies or develop non-infringing technologies. In these circumstances, continued use of technologies may require that we acquire licenses to the intellectual property that is the subject of the alleged infringement, and we might not be able to obtain these licenses on commercially reasonable terms or at all. Our use of protected technologies may result in liability that threatens our continuing operation.

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and attempt to control access to and distribution of our technologies, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technologies or other proprietary information may not prevent their misappropriation, particularly outside the United States where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

Our revenue models relating to anticipated products and services are under development. If these revenue models and pricing structures do not gain market acceptance, the corresponding anticipated products and services may fail to attract or retain customers and we may not be able to generate or sustain revenue.

We have not fully developed revenue models for certain of our anticipated products and applications. Because our products and services are not yet well-established in the marketplace, and because some such products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for such products and services will be effective.

The security systems used in our products and services may be circumvented or sabotaged by third parties, which could result in the disclosure of sensitive government information or private personal information or cause other business interruptions that could damage our reputation and disrupt our business.

Our business will rely on information technologies, both in-house and at customer and vendor locations. In addition, many of the systems we propose to sell manage private personal information and protect information and locations involved in sensitive government and private industry functions. The protective measures that we use in these systems may not prevent security breaches, and failure to prevent security breaches may disrupt business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent security measures used in these systems could misappropriate sensitive or proprietary information, gain access to sensitive locations or materials or cause interruptions or otherwise damage products and services. If unintended parties obtain sensitive data and information or otherwise sabotage our customers, we may receive negative publicity, incur liability to customers or lose the confidence of customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

In addition, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Such protection or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

We may decline to pursue new business opportunities in secure identification card markets due to objectionable terms required by contracting agencies, or we may agree to objectionable contract terms for competitive reasons.

Government agencies sometimes insist on unduly onerous terms in their contracts with vendors of secure identification issuance systems. For example, it is customary for state agencies to require that a vendor fund the capital-intensive initial deployment of a drivers license issuance system (the costs of which the vendor normally recoups over the life of the contract in per-card fees), while reserving the right to terminate the contract for convenience. Objectionable contract terms may lead us to decline to bid on identification issuance systems to new customers, or to decline to retain business with customers, which could reduce our potential market share and lower our expected revenues or profits. Alternatively, we may decide to accept at least some level of objectionable terms rather than cede an important contract to a competitor, which could also lower our expected revenues or profits.

A loss of a material supplier could have a material adverse effect on our ability to perform effectively under some contracts.

We are materially dependent on a limited number of third parties to produce systems or assemblies necessary to produce our products. While we will strive to have alternative suppliers provide us with many of our products, a loss of one or more of such suppliers could have a material adverse effect on our ability to operate effectively.

We are subject to risks encountered by companies developing and relying upon new technologies, products and services for substantial amounts of their growth or revenue.

Our business and prospects must be considered in light of the risks and uncertainties to which companies with new and rapidly evolving technologies, products and services are exposed. These risks include the following:

•

We may be unable to develop sources of revenue or sustainable growth in revenue because our current and anticipated technologies, products and services may be inadequate or we may be unable to attract or retain customers;

•	The intense competition and rapid technological change in our industry could adversely affect the market’s acceptance of our existing and new products and services; and
•

We may be unable to develop and maintain new technologies upon which existing and new products and services are dependent in order for our products and services to be sustainable and competitive and in order to obtain business and generate revenues.

We may be required to incur unanticipated capital expenditures in the event product changes or improvements are required. Additionally, new industry standards might redefine the products that we are able to sell, especially if these products are only in the prototype stage of development. If product changes or improvements are required, success in marketing these products and achieving profitability from these products could be delayed or halted. We may also be required to fund such changes or improvements out of operating income, which could adversely affect our profitability.

If a judgment were to be entered against the Company and our director and officer liability insurance was inadequate or unavailable, the obligation to pay the judgment may materially harm our business and financial condition.

Our director and officer liability insurance policies provide protection against certain liabilities relating to securities class action and derivative lawsuits and certain of our officers and directors, up to prescribed policy limits. If these policies do not adequately cover expenses and certain liabilities relating to such lawsuits, our financial condition could be materially harmed. In addition, if this insurance coverage becomes unavailable to us or premiums increase significantly in the future, it could make it more difficult for us to retain and attract officers and directors and could expose us to self-funding certain future liabilities ordinarily mitigated by director and officer liability insurance.

We may become subject to risks associated with operations in foreign countries.

We plan to seek opportunities and contracts outside the United States. If we are successful in those efforts and obtain a significant amount of business from sales outside the Untied States we will become subject to the risks associated with operating in multiple countries, including:

•	Currency devaluations and fluctuations in exchange rates, including impacts of transactions in various currencies;
•	Imposition of or increase in customs duties and other tariffs;
•

Imposition of or increase in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into dollars, remittances of dividends or other payments;

•	Imposition of or increase in revenue, income or earnings taxes and withholding or other taxes on remittances or other payments by local subsidiaries;
•	Imposition of or increases in investment or trade restrictions by non-US governments, or trade sanctions adopted by the US;
•

Inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial information under local legal, judicial, regulatory and other systems; and

•	Nationalization or expropriation of assets, and other risks which could result from a change in government or government policy, or from other political, social or economic instability.

We cannot assure you that we would be able to mitigate such risks if we expand internationally in the future.

Because there is a limited public trading market for our common stock, you may experience difficulty in reselling your stock.

There is currently only a limited public trading market for our common stock on the OTC Bulletin Board operated by FINRA. As a result, you may experience difficulty in reselling your shares of our common stock.

Because our securities are subject to the penny stock rules, you may have difficulty reselling your shares.

Our shares, as penny stocks, are subject to Section 15(g) of the Exchange Act which imposes additional sales practice requirements on broker-dealers who sell the Company’s securities including the delivery of standardized disclosure documents; disclosure and confirmation of quotation prices; disclosure of compensation the broker-dealer receives; and furnishing monthly account statements. For sales of our securities, the broker-dealer must make a special suitability determination and receive from its customers a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect your ability to dispose of your shares of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We do not own any properties. The following describes our leasing arrangements.

On February 12, 2007, IDCX entered into a lease agreement with The Plaza CP LLC regarding the lease of our corporate headquarters located in El Segundo, California pursuant to which IDCX is obligated to pay rent in the amount of $3,715 per month for the period from March 1, 2007 through February 29, 2008 and $3,827 per month for the period from March 1, 2008 to expiration on February 28, 2009. We use this property for corporate, administrative, customer support and other general business needs.

Item 3. Legal Proceedings.

We are not currently involved in any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 31, 2008, stockholders holding an aggregate of 17,880,000 shares of common stock of the Company, representing approximately 55.46% of the total shares of common stock entitled to vote consented in writing without a meeting to effect an amendment to the Company’s Articles of Incorporation to change the name of the Company from “Sterling Gold Corp.” to “iDcentrix, Inc.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Bulletin Board under the ticker symbol “IDCX”. The following table sets forth the range of high and low bid information for our common stock for each full quarterly period during each of the past two fiscal years:

	High Bid	Low Bid
For the fiscal year ending on 1-31-08
Fourth Quarter 11-1-07 to 1-31-08	$0.70	$0.50
Third Quarter 8-1-07 to 10-31-07	$0.70	$0.62
Second Quarter 5-1-07 to 7-31-07	$1.37	$0.56
First Quarter 2-1-07 to 4-30-07	$1.50	$0.61

For the fiscal year ending on 1-31-07
Fourth Quarter 11-1-06 to 1-31-07	$0.95	$0.51
Third Quarter 8-1-06 to 10-31-06	$1.05	$0.51
Second Quarter 5-1-06 to 7-31-06	$2.80	$0.75
First Quarter 2-1-06 to 4-30-06	$0.75	$0.55

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of April 21, 2008, there were approximately 73 shareholders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We presently intend to retain our cash for use in the operation and expansion of our business and, therefore, do not expect to declare or pay dividends in the foreseeable future. We are not currently subject to any contractual restrictions respecting the payment of dividends. The payment of any future dividends will be subject to the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements and financial position, applicable requirements of law, general economic conditions and other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item 5 with respect to Equity Compensation Plans is set forth in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report and incorporated herein by reference.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read together with the factors discussed in Item 1A “Risk Factors” and with the consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance. Words or phrases such as “believes,” “does not believe,” “will,” “may,” “plan,” “estimate,” “anticipate,” “expect,” “intend” and similar expressions may identify “forward-looking statements.”

Plan of Operations

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We expect that our marketing activities will be the cornerstone of the Company’s activities in fiscal 2009. Our objective is to gain customers by penetrating the market through a consistent presence at trade shows around the world, participating in industry associations, engaging in public relations activities and pursuing speaking engagements. We believe that IDCX’s initial exposure in fiscal 2008 was positive and that by reinforcing our current presence vis-à-vis our competitors and end-users, our technology will gain attention in the market and customers will begin seeking our products and services.

We do not anticipate securing any large transactions with governments in the near future, as governments generally move slowly with the incorporation of new technologies. However, we plan to engage in strategic opportunities in an effort to accelerate growth while developing our management team and integrating industry expertise.

As of January 31, 2008, we have approximately $2,117,000 of cash, which we believe will be enough money to operate for one year. If we are unsuccessful in generating revenue during the next year, we will need additional funding. We will attempt to raise additional money through private placements and public offerings.

Pursuant to our sublicensing agreement with Fortress Paper, we are required to conduct $2 million of research and development over the next five years, of which, $800,000 is allocated to be spent during the two year period beginning on January 31, 2008. We do not anticipate conducting any research and development during the next year.

Over the next year we anticipate purchasing $55,000 of equipment to be primarily used for demonstration purposes to assist our sales and marketing efforts. Most likely the acquisition of this equipment will be for cash as the Company does not anticipate being able to establish a credit facility.

We anticipate hiring a limited number of full time employees during the next year to facilitate our sales and marketing efforts and to provide technical support. We may modify these plans and engage part time employees or independent contractors depending on our cash availability.

If we are unable to complete any phase of our plan of operations because we do not have enough liquidity, we will cease operations until we raise additional money.

Results of Operations

For the year ended January 31, 2008, we incurred a net loss of approximately $1,675,000 and since January 3, 2007 (inception) we incurred a net loss of approximately $1,715,000. The loss is primarily composed of compensation expense to employees and board members, legal and outside consultants engaged to develop market research and branding.

Liquidity and Capital Resources

As of January 31, 2008, we have not generated any revenue and we have cash on-hand of approximately $2,117,000. We believe that we have enough cash to operate for one year.

During the fiscal year ended January 31, 2008, we issued 6,842,000 shares of common stock in private placements in exchange for approximately $2,214,000 of net proceeds.

The Company is obligated to spend $2 million in research and development in connection with the Fortress sublicense agreement over the next five years, of which, $800,000 is allocated to be spent during the two year period beginning on January 31, 2008. The Company will seek to raise money through private placements and public offerings to fund this research and for general needs.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Going Concern

We incurred a net loss of approximately $1,675,000 for the fiscal year ended January 31, 2008, and there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations is dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services and this loss may impact our ability to raise additional funds to adequately execute our business plan.

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equity Based Compensation

The Company periodically issues restricted stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of January 31, 2008, no adjustments have been made to the carrying values of long-lived assets based upon management’s assessment. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company is in the development stage and has not yet generated any sales. It is the Company’s intention that revenue will be recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably assured. Accordingly, revenue from product sales will be recognized upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, or collectibility is not reasonably assured, revenue is recognized when such uncertainties are resolved.

Research and Development

Research and development costs relate to future products and are charged to operations. The Company's products are commercially available. Larger and more automated versions will require significant development activities before they can become commercial products.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which became effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

iDcentrix, Inc. and Subsidiary

(A Development Stage Company)

El Segundo, California

We have audited the accompanying consolidated balance sheet of iDcentrix, Inc. and Subsidiary (the “Company”) (a development stage company) as of January 31, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from January 3, 2007 (inception) to January 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iDcentrix, Inc. (a development stage company) at January 31, 2008 and the results of its operations and its cash flows for the year ended January 31, 2008 and for the period from January 3, 2007 (date of inception) to January 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming iDcentrix, Inc. will continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit at January 31, 2008. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

April 17, 2008

IDCENTRIX (A Development Stage Company) CONSOLIDATED BALANCE SHEET JANUARY 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$2,117,091
Prepaid expenses	29,969

Total current assets	2,147,060

Property and equipment, net	8,862

Other Assets
Security deposits	4,730
Sublicensing agreements	203,572

Total other assets	208,302

Total Assets	$2,364,224

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$673,306
Accrued expenses	85,440

Total Liabilities	758,746

Commitments and contingencies

Stockholders’ equity
Common stock, $0.00001 par value, 100,000,000 shares authorized; 31,742,000 shares issued and outstanding	317
Additional paid-in capital	3,320,557
Deficit accumulated during the development stage	(1,715,396)

Total Stockholders’ Equity	1,605,478

Total Liabilities and Stockholders’ Equity	$2,364,224

See accompanying notes to consolidated financial statements.

IDCENTRIX (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended January 31, 2008	For the Period January 3, 2007(inception) to January 31, 2008
Revenue	$—	$—

Operating Expenses
Selling, general and administrative	1,637,993	1,677,993
Research and development	40,096	40,096

	1,678,089	1,718,089

Loss from Operations	(1,678,089)	(1,718,089)

Interest Income	2,693	2,693

Net Loss	$(1,675,396)	$(1,715,396)

Basic and diluted net loss per common share	$(0.25)

Weighted average number of common shares outstanding	6,799,742

See accompanying notes to consolidated financial statements.

IDCENTRIX (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JANUARY 31, 2008

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 3, 2007	—	$—	$—	$—	$—

Net loss	—	—	—	(40,000)	(40,000)

Balance, January 31, 2007	—	—	—	(40,000)	(40,000)

Private placements of common stock, net of offering costs:
Shares issued at $0.10 per share	3,400,000	34	310,310	—	310,344

Shares issued at $0.30 per share	1,100,000	11	301,186	—	301,197

Shares issued at $0.75 per share	2,342,000	23	1,603,138	—	1,603,161

Fair value of vested stock options issued to employees	—	—	68,478	—	68,478

Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	920,000	9	313,491	—	313,500

Fair value of stock issued to employee ($0.10 per share)	500,000	5	49,995	—	50,000

Fair value of common stock issued in exchange for sublicense agreements (A)	10,000,000	100	227,900	—	228,000

Shares issued pursuant to share exchange agreement with Sterling Gold Corp. ($0.04 per share)	13,480,000	135	446,059	—	446,194

Net loss	—	—	—	(1,675,396)	(1,675,396)

Balance, January 31, 2008	31,742,000	$317	$3,320,557	$(1,715,396)	$1,605,478

(A) 3.5 million shares were valued at $0.065 per share and 6.5 million shares were valued at nil.

See accompanying notes to consolidated financial statements.

IDCENTRIX (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended January 31, 2008	For the Period January 3, 2007 (inception) to January 31, 2008

Cash Flows from Operating Activities
Net loss	$(1,675,396)	$(1,715,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,178	28,178
Fair value of vested stock options	68,478	68,478
Fair value of vesting of restricted stock issuances	313,500	313,500
Fair value of stock issued to employee	50,000	50,000
Changes in operating assets and liabilities
Prepaid expenses and security deposits	(33,170)	(33,170)
Accounts payable	576,445	616,445
Accrued expenses	83,911	83,911

Net cash used in operating activities	(588,054)	(588,054)

Cash Flows from Investing Activities
Net cash received in reverse merger with Sterling Gold	503,055	503,055
Purchase of property and equipment	(12,612)	(12,612)

Net cash provided by investing activities	490,443	490,443

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	2,214,702	2,214,702

Net cash provided by financing activities	2,214,702	2,214,702

Net increase in cash	2,117,091	2,117,091

Cash and Cash Equivalents, Beginning of Period	—	—

Cash and Cash Equivalents, End of Period	$2,117,091	$2,117,091

Supplemental non cash investing and financing activities:
Issuance of common stock for sublicense agreement	$228,000	$228,000

See accompanying notes to consolidated financial statements.

IDCENTRIX
(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

NOTE 1 -	DESCRIPTION OF BUSINESS

iDcentrix (the “Company”) was incorporated in Delaware in January of 2007. The Company is in the business of producing hi-tech security identification solutions. Substantially all of the efforts of the Company are devoted to these business activities. The Company is a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities. The Company has generated no revenue. The ability of the Company to carry out its business plan rests with its ability to secure equity and other financing. Sterling Gold Corp. was incorporated in January of 2004.

On January 31, 2008, the Company consummated a Share Exchange Agreement with Sterling Gold Corp. Pursuant to the terms of the Share Exchange Agreement all of the issued and outstanding common shares of iDcentrix were exchanged on a one-for–one basis for common shares of Sterling Gold Corp. The acquisition was accounted for as a reverse merger (recapitalization) with iDcentrix deemed to be the accounting acquirer and Sterling Gold deemed to be the legal acquirer. As such, the consolidated financial statements herein reflect the historical activity of iDcentrix since its inception, and the historical stockholders’ equity of iDcentrix has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital. In connection with the Share Exchange Agreement, the Company is deemed to have issued an additional 13,480,000 shares of common stock to the shareholders of Sterling Gold. Upon the exchange, the Company reflected the receipt of Sterling Gold’s net assets, including $503,055 of cash less the costs of the reverse merger of approximately $59,000, as an adjustment to paid-in capital .

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IDCX Co. Intercompany transactions have been eliminated in consolidation.

Basis of Presentation and going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, including research and development and obtaining financing. Through January 31, 2008, the Company has incurred accumulated losses of approximately $1,715,000. Successful completion of the Company’s development programs and its transition to attaining profitable operations is dependent upon obtaining financing adequate to complete its product development and the successful market introduction of its product and services.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. The Company uses the straight-line method of depreciation over the estimated useful lives of the respective assets for financial reporting purposes. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the improvements. The estimated useful lives used are as follows:

Trade show equipment	3 years
Computer equipment	3 years
Leasehold improvements	2 years

Normal repairs and maintenance are expensed as incurred, whereas significant changes that materially increase values or useful lives are capitalized and depreciated over the estimated useful lives of the related assets.

Equity Based Compensation

The Company periodically issues restricted stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of January 31, 2008, no adjustments have been made to the carrying values of long-lived assets based upon management’s assessment. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Revenue Recognition

The Company is in the development stage and has not yet generated any sales. It is the Company’s intention that revenue will be recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably assured. Accordingly, revenue from product sales will be recognized upon shipment, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the fee is fixed and determinable and collectibility is deemed probable. If uncertainties regarding customer acceptance exist, or collectibility is not reasonably assured, revenue is recognized when such uncertainties are resolved.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Research and Development

Research and development costs relate to future products and are charged to operations. The Company's products are commercially available. Larger and more automated versions will require significant development activities before they can become commercial products.

Loss per common share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options. At January 31, 2008, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 1,000,000 shares and 12,375,000 warrants to acquire 6,187,000 shares. Since the Company reported a net loss for the year ended January 31, 2008, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Fair Values of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate their value. Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and cash equivalents, accounts payable, and accrued expenses approximated their fair values as of year end due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. From time to time such cash balances may be in excess of the FDIC insurance limit of $100,000.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 was issued in December 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective January 3, 2007. At January 31, 2008, the Company has no accrued estimated penalty. (see Note 4)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,“Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 3 -	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2008:

Trade show equipment	$4,775
Computer equipment	5,397
Leasehold improvements	2,440

12,612

Accumulated depreciation and amortization	(3,750)

Property and equipment, net	$8,862

Depreciation and amortization expense for the year ended January 31, 2008 and for the period January 3, 2007 (inception) to January 31, 2008 was $3,750.

NOTE 4 -	SUBLICENSE AGREEMENTS

The Company entered into a sublicensing agreement (“Canadian Sublicensing Agreement”) with Fortress Identification Cards, Ltd. (“Fortress”) on April 25, 2007 whereby the Company licensed certain patents and security card intellectual property, on a royalty free basis, in exchange for 3,500,000 shares of the Company’s common stock. The Canadian Sublicensing Agreement was valued at $228,000 based on management’s assessment which involved obtaining an independent valuation. The sublicensing agreement consists of the exclusive utilization of the intellectual property associated with Landqart AG’s security cards for the territory of Canada, and the term of the agreement shall be through the expiration of the final patent licensed under this agreement.

On January 31, 2008, the Company entered into an additional sublicensing agreement (“Worldwide Sublicensing Agreement”) with Fortress. Under the terms of this additional sublicensing agreement, the Company received a license for the same patents and security card intellectual property as described in the Canadian Sublicense Agreement on a royalty free basis, in exchange for 6,500,000 shares of the Company’s common stock. This Worldwide Sublicensing Agreement provides exclusive access to the intellectual property in the United States and Mexico and non-exclusive access to the intellectual property in the rest of the world (excluding Switzerland and Africa). The term of this agreement shall be through the expiration of the final patent licensed under this agreement. At the time of the agreement Fortress was deemed to be a related party and significant shareholder based upon its ownership percentage in the Company both before and after the transaction. As a result, the Company has valued this sublicense agreement using the Fortress’ carrying value, which was nil.

The Company is required to expend a minimum amount of research and development budgeted at $2 million to improve the licensee technology during the initial five (5) years under the two sublicense agreements with a minimum expenditure of $800,000 during the first two years of the agreement.

In conjunction with the Canadian and Worldwide Sublicensing Agreements, the Company also signed a Registration Rights Agreement with Fortress. Per such agreement, the Company is required to register Fortress’s common shares of the Company in 2,500,000 increments, with (a) the registration statement for such initial tranche required to be filed no later than ninety (90) days subsequent to the effective date of the Exchange Agreement, and (b) the effective date of such filed registration statement to be no later than one hundred eighty (180) days subsequent to the effective date of the Exchange Agreement. Additionally, Fortress is permitted to request future registrations for its remaining shares in 2,500,000 share tranches on each anniversary relative to the initial registered tranche.

In the event that the Company does not (a) meet any of the registration deadlines discussed above, (b) does not maintain the effectiveness of a previously filed registration statement as required under this agreement or (c) does not meet other requirements discussed in the agreement, then the Company must pay damages to Fortress as defined in the agreement. The registration rights agreement requires the payment of liquidated damages to Fortress calculated as the total Transfer Restricted Shares multiplied by $0.75 multiplied by the sum of the prime rate (as defined by the Royal Bank of Canada) plus 5% per annum applied to the number of days delinquent in the filing. On April 25, 2008, a waiver of the potential liability for failure to timely file a registration statement covering the registration of the initial tranche of common stock was obtained from Fortress. The waiver is effective from May 1, 2008 to May 15, 2008.

Sublicense agreements consist of the following at January 31, 2008:

Sublicense agreement	$228,000

Accumulated amortization	(24,428)

Sublicense agreement, net	$203,572

The Company is amortizing the value of the Canadian Sublicense Agreement over a 7-year period, management’s estimate of the useful life of the agreement. Amortization expense for the year ended January 31, 2008 and for the period from January 3, 2007 (“inception”) to January 31, 2008 totaled $24,428. Amortization expense for the next five years is expected to be $32,571 per year.

NOTE 5 -	COMMON STOCK

During 2008, the Company completed a seed offering, bridge offering, and a private placement to accredited investors only, on subscriptions for the sale of 6,842,000 shares of common stock, resulting in an aggregate of $2,426,500 of gross proceeds to the Company. The Company sold the shares of common stock in the seed offering at a purchase price of $0.10 per share, in the bridge offering at $0.30 per share, and in the private placement at $0.75 per share. The Company paid finders’ fees of $122,520 to various placement agents for the private placement. The Company received proceeds after finders’ fees of approximately $2,304,000 in the aggregate, of which approximately $2,215,000 was received net of offering costs.

As of January 31, 2008, the Company has 12,375,000 warrants for the issuance of 6,187,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share. Each warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012.

NOTE 6 -	STOCK BASED COMPENSATION

On May 1, 2007, the Company adopted the Equity Participation Plan (the “Plan”), which provides for the issuance of restricted stock, incentive stock options and nonqualified stock options to key employees, independent directors of, and consultants to the Company. The Board of Directors administers the Plan, approves the individuals to whom options will be granted, determines the number of options to be granted, and sets the term and exercise price of each option. Generally, the Plan provides for options to be granted at fair market value on the date of grant. The term of the options granted under the Plan cannot be greater than ten years, or five years for certain optionees who have certain level of ownership in the Company. Options granted generally vest twenty-five (25) percent after one year, with the remaining vesting evenly on each of the next three years. An aggregate of 3,400,000 shares of common stock has been reserved for issuance under the plan.

On May 1, 2007, the Company granted options to purchase a total of 1,000,000 shares of common stock at $0.30 per share to its chief executive officer. The fair value of the options is measured on the grant date and is recognized over the vesting period. The options vest over the two years from the date of grant and expire May 1, 2014. The options were valued at $182,608, the fair value of the stock on the date granted determined using a Black-Scholes pricing model with the following assumptions: expected volatility of 50.00%, average risk free rate of 4.75%, dividend yield of 0.00%, and expected life of 8 years. The weighted average fair value of options granted during the year was $0.183. The Company recognized $68,478 of compensation expense from the date the options were granted through January 31, 2008 related to the fair value of the vested options.

Activity under the Plan for the period from January 3, 2007 (inception) to January 31, 2008 is as follows:

	Options Outstanding	Aggregate Intrinsic Value	Weighted Average Exercise Price
Options outstanding at January 3, 2007	0		$0.00
Granted	1,000,000		$0.30
Exercised	0		$0.00
Forfeited	0		$0.00

Options outstanding at January 31, 2008	1,000,000	$200,000	$0.30
Options exercisable at January 31, 2008	250,000	$50,000	$0.30

The aggregate intrinsic value was calculated, as of January 31, 2008, as the difference between the market price and the exercise price of the Company’s stock for the 1,000,000 options outstanding and 250,000 options exercisable which were in-the-money.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of January 31, 2008 and changes during the period ended January 31, 2008 is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 3, 2007	0	$0
Granted	1,000,000	$0.183
Vested	(250,000)	$0.183
Forfeited	(0)	$0
Nonvested at January 31, 2008	750,000	$0.183

The following table summarizes information regarding options outstanding and exercisable as of January 31, 2008.

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of January 31, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of January 31, 2008	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life

$0.30	1,000,000	6.25 years	$0.30	250,000	$0.30	6.25 years

As of January 31, 2008, the Company had not yet recognized compensation cost totaling approximately $114,130 on non-vested awards. The weighted average period over which this will be recognized is 1.25 years.

NOTE 7 -	COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company entered into an employment agreement with an executive (“Executive”), to serve as the CEO of the Company on January 3, 2007 and signed an Amended and Restated Employment Agreement on November 9, 2007. The agreements are effective through December 31, 2008, with automatic one year extensions unless terminated at least sixty (60) days prior to the end of the current annual contract term. The Executive will earn an annual salary of $140,000, subject to review and increase on no less than an annual basis. The Executive is also able to earn an annual cash bonus of up to $60,000, based on obtaining pre-determined goals and objectives for the year. The Executive was given the following rights relative to the participation in equity ownership of the Company:

•

The right to purchase 500,000 shares of the Company’s common stock in exchange for a note receivable of $50,000. As of January 31, 2008, the note receivable was forgiven by the Company and $50,000 was recognized as officer compensation and is included in selling, general and administrative expenses,

•	A grant of one million stock options exercisable at $0.30 per share (valued at $182,608-See Note 6), and
•

A grant of 500,000 shares of restricted common stock of the Company, which vests according to a schedule of specific milestones. As of January 31, 2008, two milestones were met. Accordingly, the Company has issued 500,000 shares to the CEO, of which 250,000 have vested, and recognized $187,500 of officer compensation that is included in selling, general and administrative expense.

The employment agreement also includes a severance package, upon Executive’s termination by the Company without cause. The severance package includes a requirement to provide the Executive six months notice of the termination, a severance payment equal to the Executive’s base salary for twelve months, plus one month for each full year the Executive was employed past the first anniversary of employment. The package also includes a prorated bonus pursuant to the bonus plan or bonus arrangement for Executive in effect at the time of her termination and all stock options granted to Executive will immediately vest upon the date of the notice of termination.

Board of Directors Compensation

Effective November 1, 2007, members of the Company’s board of directors were granted an aggregate of 420,000 shares of restricted common stock as well as cash payments for their services. Of that amount 132,000 shares, at a value of $99,000, vested upon the Company completing the Share Exchange Agreement and the Company paid cash of $66,000. Accordingly, the Company recognized $165,000 of director compensation expense that is included in selling, general and administrative expense. The remaining 288,000 shares of restricted common stock will vest through November 6, 2009. The Company recognized $27,000 of direct compensation expense associated with the vesting of these restricted shares of common stock and accrued cash to be paid of $18,000. As of January 31, 2008, the Company has $66,000 included in accounts payable and $18,000 included in accrued expenses to these related parties.

Operating Leases

The Company leases its office at 2101 Rosecrans Avenue, Suite 4240, El Segundo, California, from The Plaza CP LLC, under an operating lease that expires February 28, 2009. The Company is also obligated to pay real estate taxes, general liability insurance, property insurance and periodic rent escalation. Total rent and lease expense charged to operations for the period from January 3, 2007 (“inception”) to January 31, 2008 was $52,563.

Aggregate future minimum rental payments for each of the remaining years are as follows:

Years Ending January 31,

2009	$47,848
2010	3,997

Total	$51,845

401K PLAN

The Company maintains a 401(k) Plan. All employees are eligible to participate and can contribute money into the plan on a tax deferred basis, subject to IRS limitations. The Company can make discretionary contributions to the plan. There were no discretionary contributions for the period from January 3, 2007 (inception) through January 31, 2008.

NOTE 8 -	INCOME TAXES

At January 31, 2008, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $2,183,000 for Federal purposes and $1,985,000 for state purposes. The Federal carryforward expires in 2023 and the state carryforward expires in 2012. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the Company’s net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership. The company has not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets as of January 31, 2008 are as  follows:

Deferred income tax asset:
Net operating loss carry forward	$941,000
Valuation allowance	(941,000)
Net deferred income tax asset	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

Year Ended January 31, 2008
Tax expense at the U.S. statutory income tax	(34.00)%
Increase in the valuation allowance	34.00%
Effective tax rate	—

Effective January 3, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)— an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of January 31, 2008, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for five years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of January 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 9 -	SUBSEQUENT EVENTS

Subsequent to January 31, 2008, the Company completed a private placement for the sale of 500,000 shares of common stock at $0.75 per share and received aggregate proceeds of $375,000 in cash.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304(a) of Regulation S-K in connection with a change in accountants.

Item 9A. Controls and Procedures.

Not applicable.

Item 9A(T). Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reported discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of January 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of January 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Based upon that assessment, we have identified the following material weaknesses:

Lack of documented internal control system.

We have a material weakness due to the lack of a documented and reviewed system of internal controls. We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel. We expect to begin documenting the system of internal controls during the second quarter of fiscal 2009.

Lack of segregation of duties.

We only have our CEO and CFO in our corporate offices and as such, there is a lack of segregation of duties. Many functions including; purchasing, accounts payable, bank reconciliations and month end closings, are not adequately segregated. The lack of a proper segregation of duties can lead to individuals performing incompatible functions such as signing checks and preparing bank reconciliations. To remediate this deficiency, we plan to develop additional internal control procedures during the second quarter of fiscal 2009. Due to our limited number of personnel, until such time as we have additional employees we may require additional oversight from our board of directors in addressing certain weaknesses related to a proper segregation of duties.

Inadequate internal financial reporting.

Our internal financial reports are not adequate to determine unusual items and differences between actual expenditures and budgeted expenditures. This can causes errors and irregularities to go undetected. During the first quarter of fiscal 2009, the Company adopted a budget and revised its internal financial reporting model.

Inadequate disaster recovery program.

We do not currently have a plan to recover our key financial and other data in the event of a disaster or significant computer breakdown. We have identified a new back up solution that we plan to implement in the second quarter of fiscal 2009.

Lack of controls over purchasing, accounts payable and disbursements.

Our employees are authorized to purchase goods and services and approve the related invoices for payment without obtaining supervisory approval or pursuant to a delegation of authority. Additionally, the same employees are authorized to sign checks. This lack of control and lack of segregation of duties can lead to errors and irregularities. During the first quarter of fiscal 2009, we implemented a delegation of authority and we plan on establishing policies and procedures relating to purchasing, accounts payable and disbursements during the second quarter of fiscal 2009.

Lack of controls over payroll processing.

Our CEO and CFO are both authorized to individually initiate and approve our payrolls and related payroll functions. Additionally, both individuals have access to our bank accounts. The lack of proper controls could allow each of these individuals to conceal errors and irregularities related to payroll processing. During the second quarter of fiscal 2009, we plan to establish policies and procedures relating to payroll authorization and processing.

From its incorporation in 2004 through January 31, 2008, the Company had minimal operations and few, if any, full time employees. In addition, IDCX, which became a wholly-owned subsidiary of the Company on January 31, 2008 through the Share Exchange, and whose business plan the Company has now adopted, was a private company prior to the Share Exchange and was not subject to the requirements of SOX. IDCX also had relatively minimal operations and few employees during the period ended January 31, 2008. In fact, for most of this period, IDCX’s CEO was its sole employee.

The Company’s present directors and management succeeded to those positions on January 31, 2008 the last day of the fiscal year for which this Report on Form 10-K is filed and had no opportunity to plan, implement and evaluate the Company’s system of internal control over financial reporting prior to assuming their current positions. Since January 31, 2008, the Company’s management has been focused on beginning the implementation of its business plan and has only begun to fully consider the implementation of a system of internal control appropriate to its level of business and operations. The Company still has only three full-time employees and one part-time employee. The Company intends to develop a system of internal control over financial reporting appropriate under SOX for a company of its size and complexity and to remediate the deficiencies that exist as promptly as reasonably practical. As described above, we have taken certain initial steps to begin the remediation process. However, because this process has just commenced, and due to our limited personnel resources, we can give no assurance as to when it will be completed.

Our information technology system lacks appropriate application and general controls.

The application and general controls over our information and technology systems are not adequate. We currently lack appropriate backup of our data files, our computer servers are not secure and our accounting software lacks appropriate controls. Additionally, most computer generated reports are reviewed by the author without independent verification. We plan on establishing appropriate application and general controls during the second quarter of fiscal 2009.

As a result of the material weaknesses described above, management concluded that, as of January 31, 2008, we did not maintain effective control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-a5(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

The following table sets forth, as of April 21, 2008, the name, age, position and term of office for each director of the Company.

Name	Age	Position	Term of Office

Francine Dubois	44	President, Chief Executive Officer and Director	*

Paul R. Gifford	55	Director	*

Bruce H. Morris	53	Director	*

Michael S. Harris	58	Director and Secretary	*

____________

*Our directors serve until death, removal or resignation or until their successors have been duly elected and have qualified.

Information Regarding Executive Officers

The following table sets forth, as of April 21, 2008, the name, age, position and term of office for each executive officer of the Company.

Name	Age	Position	Term of Office

Francine Dubois	44	President, Chief Executive Officer and Director	December 31, 2008[1]

David E. Fractor	48	Chief Financial Officer and Treasurer	*

James Tate Preston	58	Vice President, Sales and Marketing	*

____________

*Our executive officers serve until death, removal or resignation or until their successors have been duly elected and have qualified.

(1) Subject to automatic renewal for additional one year periods unless terminated at least 60 days prior to its expiration.

Information regarding the business backgrounds of our directors and executive officers is set forth below.

Francine Dubois – President, Chief Executive Officer and Director

Ms. Dubois was appointed to the Board on January 31, 2008. Ms. Dubois had previously served as a director and president of IDCX since her appointment on February 2, 2007. Ms. Dubois has more than 20 years of marketing, communications, management and business development experience in the card and software industry. Prior to joining IDCX, Ms. Dubois was the Vice President of Marketing, Financial Cards & Services at Oberthur Card Systems from 1998 to 2007. Prior to joining Oberthur, Ms. Dubois served as the general manager of ASD Software, a security software publisher. In addition, she implemented global site licenses with Motorola and Nortel Networks. Ms. Dubois started her career as International Affairs Manager of Idessys, a CAD-CAM

software publisher in France. She has also served as an elected member of the board of the Smart Card Alliance. Ms. Dubois received an MA in Translation and Interpretation from ISIT in Paris, France.

Paul R. Gifford – Director

Mr. Gifford was appointed to the Board on January 31, 2008 and was previously appointed to the board of directors of IDCX on June 26, 2007. Mr. Gifford is a seasoned leader in the high-technology business. Most recently, he was founder, Chief Executive Officer, and director for 4HomeMedia, Inc. From 2001 to 2005, Mr. Gifford served as the President and Chief Operating Officer at Digimarc Corp., where he managed the development of a world-wide counterfeit deterrence application and led the transformation of the company into a global market leader for the development and issuance of highly secure identification documents. Prior to Digimarc, Mr. Gifford was the President and Chief Operating Officer and a director at Andromedia Inc., which was acquired by Macromedia, Inc. in an equity transaction in 1999. Prior to Andromedia, Mr. Gifford was Vice-President for Engineering and Marketing at NAS systems pioneer Auspex Systemas Inc. Mr. Gifford received his B.S.E.E. and M.S.E.E. degrees from the Rochester Institute for Technology, and has an Executive M.B.A. from Stanford University.

Bruce H. Morris – Director

Mr. Morris was appointed to the Board on January 31, 2008 and was previously appointed to the board of directors of IDCX on June 26, 2007. Mr. Morris has more than 25 years of expertise in management, strategic planning, sales and business development. Mr. Morris has been Chief Operating Officer of Louise Blouin Media, where he is responsible for the day to day growth and profitability of print, on-line and database media assets, since January 2008. Prior to joining Louise Blouin Media, Mr. Morris served as Senior Vice President and General Manager of Jupiter Online Media from July 2007 to November 2007, where he oversaw their four networks as well as their events business. Previously, Mr. Morris has served for 14 years in a series of executive positions at Thomson Financial/Source Media, commencing as Executive Vice President of Securities Data Publishing in 1992, where he was named its President and Chief Executive Officer in 1995. When he left Thomson in 2006, he was the President of its Source Media Banking Group. Prior to Thomson, Mr. Morris worked first for Lebhar Friedman as Director Retail Promotions and later as an Advertising Sales Representative. In 1985, he moved to Fairchild Publications, where he held the positions of National Sales Manager, Ad Director and Publisher. In 1990, Mr. Morris was brought on board as VP/Group Publisher of Financial Services Week and Securities Traders Monthly at Investment Dealers Digest, Inc. Mr. Morris received his B.S. in marketing from Pennsylvania State University in 1979.

Michael S. Harris – Secretary and Director

Mr. Harris was appointed to the Board on January 31, 2008 and as Secretary on February 15, 2008. Mr. Harris was previously appointed to the board of directors of IDCX on August 10, 2007. Mr. Harris has more than 30 years of legal experience. For more than 13 years, Mr. Harris supervised and managed all legal services at The Thomson Corporation (now known as Thomson Reuters Corp.) (NYSE: TRI), where he was first Vice-President, then the Senior Vice-President, General Counsel and Corporate Secretary. At Thomson, Mr. Harris was responsible for negotiating and completing tactical and strategic acquisitions. Since retiring from that role, Mr. Harris has provided legal assistance to a subsidiary of Reuters plc and British Telecom plc and has consulted for Apax Partners, and NYFIX, Inc., a publicly-traded company in which Warburg Pincus is an investor. Mr. Harris was also Executive Vice President, General Counsel, Secretary and co-founder of Debt Resolve, Inc. until 2005. Prior to The Thomson Corporation, Mr. Harris managed all legal services for United Merchants and Manufacturers, and served as a Corporate Counsel at IPCO Corporation, both NYSE-listed companies. Mr. Harris started his legal career at Skadden, Arps, Slate, Meagher & Flom. Mr. Harris received a B.A. degree from New York University, with honors, and a J.D. degree from St. John’s University School of Law in 1974. He is a member of the bars of the States of New York and Connecticut.

David E. Fractor – Chief Financial Officer and Treasurer

Mr. Fractor was elected to the office of Chief Financial Officer on February 15, 2008 and was elected the Company’s Treasurer on April 15, 2008. Since 2003, Mr. Fractor has been a consultant providing financial consulting and strategic planning services, including Sarbanes-Oxley compliance consulting services, to a variety of companies in a variety of industries. From 1999 through 2003, Mr. Fractor was the Chief Financial Officer of HemaCare Corporation, a publicly traded corporation which collects, manufactures, tests and distributes blood products to hospitals and provides blood services to patients in hospital settings on an outsourcing basis. Mr. Fractor received his B.S. in Accounting from the University of Southern California in 1982 and is a certified public accountant and a member of AICPA and the California Society of CPA’s.

James Tate Preston – Vice President, Sales and Marketing

Mr. Preston joined the Company on February 6, 2008 and was elected its Vice President, Sales and Marketing effective April 15, 2008. Mr. Preston has over 15 years experience in the area of document security and secure ID systems, and has been involved in high security passport, national ID and drivers license programs in more than 25 countries. Prior to joining the Company, Mr. Preston was Vice President of Sales for IdentiSys, the largest ID systems dealer in North America from July 2004 until November 2007. Before that he held a variety of sales and marketing positions at Datacard Group including Vice President, Government Solutions, responsible for worldwide marketing for government ID programs. Mr. Preston was active with the Smart Card Alliance’s Task Force on Secure Personal ID, and was a member of the ANSI/NCITS/B10.8 Driver License/Identification Cards standards group and the International Association of Financial Crimes Investigators. He was involved with the American Association of Motor Vehicle Administrators (AAMVA) for nearly 10 years, serving on a variety of industry committees and making technology presentations at numerous conferences. He served on the AAMVA Industry Advisory Board, contributed to the Special Task Force on Identification Security, and was a key contributor to the U.S. Department of Transportation/Federal Highway Safety Board regulations defining security standards in 1998. He was also a member of the IAB Card Durability Task Force and the AAMVA Smart Card Working Group. Mr. Preston received an M.B.A. from the Amos Tuck School at Dartmouth College, and his B.A. from Trinity College in Hartford, CT.

None of the Company’s directors or executive officers is related by blood, marriage or adoption to any other director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and beneficial owners of more than 10% of the Company’s outstanding equity securities to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Company directors, executive officers and shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to the Company, the Company believes that all Section 16(a) filing requirements for the fiscal year ended January 31, 2008 applicable to such persons were complied with on a timely basis, except that Linda Smith, who was appointed President, Treasurer, Secretary and a Director of the Company on November 8, 2007, and resigned those positions on January 31, 2008, did not file an Initial Report of Beneficial Ownership of Securities on Form 3. The form was due within 10 days following Ms. Smith’s appointment on November 8, 2007.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers. Our code of ethics can be accessed via our website at www.iDcentrix.com .

We intend to disclose any amendment of our code of ethics, or waiver of provision thereof, applicable to our principal executive officer and/or senior financial officers, or persons performing similar functions, on our website within 4 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with, or furnish to, the SEC.

Nominating Committee

On April 15, 2008, our Board of Directors established a Nominating and Governance Committee, which has powers and performs the functions customarily performed by such a committee. Our Nominating and Governance Committee is composed of Messrs. Gifford and Morris. The Nominating and Governance Committee will assist our Board in discharging and performing its duties and responsibilities with respect to nomination of directors, selection of committee members, assessment of performance of our Board and other corporate governance matters. Without limiting the scope of such activities, the Committee shall, among other things:

•	review candidates for nomination for election as directors submitted by directors, officers, employees and stockholders;
•

establish procedures to be followed by stockholders in submitting nominees, and determine any differences in the manner in which the Committee evaluates nominees based on whether a stockholder made the recommendation or any differences in procedures to be followed for nominees of stockholders who beneficially owned more than 5% of our common stock for at least one year as of the date the recommendation is made;

•

review at least annually the current directors of our Board to determine whether such individuals are independent under applicable listing standards, SEC rules and under the Sarbanes-Oxley Act of 2002, non-employee directors under the Securities Exchange Act of 1934 and outside directors under the Internal Revenue Code of 1986;

•	recommend to the Board nominees for election as directors at each annual meeting of stockholders, to fill a vacancy on the Board or to increase the size of the Board; and
•	develop and recommend to the Board corporate governance guidelines.

The Committee will annually assess the composition of our Board and its standing committees to determine whether they comply with requirements under Board and Committee Charters, SEC rules, applicable listing standards and applicable laws and possess the core competencies described below. In addition, the Committee will assess whether each director has the skills and characteristics described below and undertake director succession and other planning as to our future needs. The Committee will gather suggestions as to individuals who may be available to meet those future needs from a variety of sources, such as past and present directors, stockholders, colleagues and other parties with which we have business dealings, and will undertake a preliminary review of the individuals suggested. The preliminary review may include preliminary searches of public information available about the individuals. At such times as the Committee determines that a relatively near term need exists and if, following a preliminary review, the Committee believes that an individual may strengthen the core competencies and possess the skills and characteristics described below, the Committee will contact the individual to ascertain his or her interest in serving us and obtain further information about and insight as to such individual. In connection therewith, the Committee will typically review detailed resumes and questionnaires, contact references, conduct in-depth interviews and undertake in-depth searches of public information. Based thereon and on the Committee’s evaluation of other potential nominees and our needs, the Committee will determine whether to recommend that the Board nominate the individual for election as a director. While we have not in the past engaged any third party to identify or evaluate nominees, the Committee may do so in the future.

There will be no differences in the manner in which the Committee evaluates nominees for directors recommended by a stockholder. To submit a nominee for election as a director for consideration by the Committee, a stockholder must submit a written request to that effect to the Secretary of the company at our principal executive office. Any such request will be subject to the requirements described in our By-Laws.

The Committee believes that our Board, as a whole, should possess the following core competencies:

•

strategy/vision: ability to provide strategic insight and direction by encouraging innovation, conceptualizing key trends, and evaluating strategic decisions and continuously challenging us to sharpen our vision;

•	leadership: ability to attract, motivate and energize a high-performance leadership team;
•	industry knowledge: ability to assess opportunities and threats unique to our industry;
•	crisis response: ability and time to perform during periods of both short-term and prolonged crisis;
•	management: ability to apply general management best practices in a complex, rapidly evolving business environment;
•	business judgment: ability to assess business risk and stockholder valuation creation strategies;
•

accounting, finance and disclosure: ability to protect and inform security holders and debt holders through liquidity and capital resource management and internal financial and disclosure controls; and

•

conflict resolution: ability to effectively assess the needs and goals of partners, counterparties, stockholders and employees and logically resolve conflicts in a fiduciary and mutually beneficial manner.

The Committee also believes that each director should possess the following skills and characteristics:

•	high personal standards of integrity, honesty and a desire to make full disclosure of all present and future conflicts of interest;
•	the ability to make informed business judgments;
•	literacy in financial and business matters;
•	the ability to be an effective team member;
•	a commitment to active involvement and an ability to give priority to our company;
•	no affiliations with competitors;
•	achievement of high levels of accountability and success in his or her given fields;
•	an ability and willingness to learn our business;
•

preferably experience in the Company’s business or in professional fields or in other industries or as a manager of international business so as to have the ability to bring new insight, experience or contacts and resources to the Company;

•	preferably no direct affiliations with major suppliers or vendors; and
•	preferably previous public company board experience together with good references.

The Nominating and Governance Committee has approved a Nominating and Governance Committee charter, a copy of which can be found on the Company’s website at www.iDcentrix.com.

Audit Committee

Our Board of Directors has a standing Audit Committee comprised of Messrs. Gifford and Harris. The Audit Committee is responsible for: (i) the selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and, (v) funding for the outside auditory and any outside advisors engagement by the Audit Committee. The Audit Committee has approved an Audit Committee Charter, describing the responsibilities of the Audit Committee, a copy of which can be found on the Company’s website at www.iDcentrix.com.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not currently have an “audit committee financial expert”, as defined under Item 407(d)(5) of Regulation S-K under the Exchange Act, serving on our Audit Committee. The Audit Committee consists of two independent directors, each of whom has been determined by the Board of Directors to be qualified in their judgment, to monitor the performance of management, the Company’s internal accounting operations and independent auditors and to be qualified to monitor the Company’s disclosures. In addition, the Audit Committee has the ability to retain its own independent accountants, attorneys and other advisors, whenever it deems appropriate to advise it. The Company does not pay an annual retainer to the members of its Board of Directors which may make it difficult to locate an individual, meeting the definition of “audit committee financial expert,” who would be willing to serve. As a result, the Board of Directors believes that the time and expense involved in seeking an individual meeting the requirements of the definition, without assurance that he could be persuaded to become a member of the Board of Directors, is not justified at this time.

Item 11. Executive Compensation.

Summary Compensation

The following table sets forth information with respect to compensation paid by the Company to its officers during the two most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any, payable for the fiscal year ending January 31, 2008.

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(5) (d)	Stock Awards ($)(4) (e)	Option Awards ($)(4) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (i)	Total ($) (j)
Linda S. Smith (1) Former President, Treasurer, Secretary, Director	2008	–	–	–	–	–	–	–	–

Allen Collins (2)	2008	–	–	–	–	–	–	–	–
Former President, Treasurer,	2007	–	–	–	–	–	–	–	–
Secretary, Director

Francine Dubois (3) President and Chief Executive Officer	2008	121,000	40,000	187,500	68,478	–	–	–	416,978

_________________

(1)

Ms. Smith was appointed as the Company’s president, treasurer, secretary and director on November 8, 2007. Ms. Smith resigned as the Company’s president, treasurer, secretary and director on January 31, 2008.

(2)	Mr. Collins resigned as the Company’s president, treasurer, secretary and director on November 8, 2007.
(3)

Ms. Dubois became the Company’s President and Chief Executive Officer on January 31, 2008. Prior to January 31, 2008, Ms. Dubois acted as the President and Chief Executive Officer of IDCX, where she was paid a base salary and received equity awards between February 2, 2007 and January 31, 2008.

(4)

The value listed reflects the dollar amount recognized by the Company for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R based on assumptions disclosed in the Company’s financial statements.

(5)	The Board of Directors of IDCX approved the payment of a $40,000 bonus to Ms. Dubois in respect of IDCX’s fiscal year 2007 prior to January 31, 2008.

The Company did not pay any salary or otherwise compensate its executive officers during the past two fiscal years. Pursuant to the Share Exchange with IDCX, the Board of Directors of the Company accepted the resignation of Linda S. Smith as president, principal executive officer, principal accounting officer, principal financial officer, secretary and treasurer and appointed Francine Dubois to the office of Chief Executive Officer, President, and Chief Financial Officer. The Company assumed the contract between Ms. Dubois and IDCX in respect to compensation for Ms. Dubois’s services as an officer of the Company. The following is a summary of Ms. Dubois’s current employment contract.

Francine Dubois—Employment Contract

On January 3, 2007, IDCX entered into an employment contract with Francine Dubois, which was amended and restated as of November 6, 2007 (the “Employment Agreement”), pursuant to which the parties contracted for Francine Dubois’ services as the president and chief executive officer of IDCX in consideration of an annual salary of $120,000, an aggregate cash bonus of $50,000 payable on the achievement of objectives contained in the employment agreement (as detailed below), full benefits, a grant of five hundred thousand (500,000) shares of common stock subject to restrictions (as detailed below) and one million shares of common stock pursuant to an Option Plan Agreement (the terms of which are described in “Option Plans and Agreements” below). In addition, Francine Dubois was entitled to purchase five hundred thousand (500,000) shares of common stock by issuing a note to IDCX for $50,000, which shares are subject to a repurchase right in IDCX. The note issued by Francine Dubois was forgiven immediately prior to the Share Exchange. The obligations under the Employment Agreement were assumed by the Company in connection with the Share Exchange.

The term of the Employment Agreement expires on December 31, 2008, but is subject to automatic renewal for additional one year periods unless the agreement is terminated at least 60 days prior to its expiration (as renewed). Upon a termination of Ms. Dubois’ employment by the Company without Cause (as defined in the Employment Agreement) while the Employment Agreement is in effect, Ms. Dubois would be entitled to the following payments as severance following 2 months’ notice of termination and upon execution of a release in favor of the Company as well as returning all confidential information and materials:

•	base salary payable for 12 months plus one month for each year of employment with the Company (up to 24 months);
•	pro-rated bonus for the year of termination;
•	accelerated vesting of all stock options; and
•	lump sum payment of the Company’s cost for providing medical benefits for the period during which Ms. Dubois receives base salary as severance.

Upon the termination of Ms. Dubois’ employment by the Company for Cause or by Ms. Dubois for any reason, Ms. Dubois is not entitled to any severance payments. None of the payments to Ms. Dubois are exempt from the limitation on deductions imposed by Section 162(m) of the Internal Revenue Code, although the Company does not anticipate at this time that Ms. Dubois’ compensation would exceed the $1,000,000 annual limitation.

On January 16, 2008, the Board of Directors of IDCX approved an increase in Ms. Dubois’ annual salary to $140,000, granted an incentive bonus of $40,000 based on her preparation of a narrative of achievements against goals in her employment contract for 2007 and agreed that her target incentive for calendar year 2008 would be $60,000. The original cash bonus to be awarded to Ms. Dubois for IDCX’s fiscal year ended December 31, 2007 contemplated a $50,000 bonus upon achievement of specified goals. Although certain goals were not attained in the time frame initially contemplated, the Board determined that certain goals were likely to be attained and substantial progress had been made in attaining IDCX’s objectives.

The restrictions on 500,000 shares of the Company’s restricted stock granted to Ms. Dubois on November 6, 2007 vested or will vest as follows:

Business Milestones	Restricted Share Vesting
Successful listing on a public stock exchange (1)	125,000
Completion of License Agreement (Fortress Paper)	125,000
Closing of 2nd financing (after becoming public) ($3,000,000)	125,000
Closing of 1st Strategic Deal (Alliance or Contract)	125,000

________________

(1)	The Board of Directors determined that consummation of the Share Exchange met the Board’s intention in establishing this condition and that it should be deemed satisfied.

The material terms of the Company’s equity plans, the 2005 Nonqualified Stock Option Plan and The 2007 Equity Participation Plan of iDcentrix, Inc.are described in Item 12 below. No equity award was repriced or otherwise materially modified during the 2008 fiscal year.

The Company sponsors the iDcentrix Inc. 401(k) Plan, which is intended to be a qualified defined contribution plan. The Plan permits employees to contribute up to 90% of their compensation under the Plan on a pre-tax basis (subject to federal limits) and does not provide for any employer matching contributions. The Company does not sponsor any other plan or arrangement that provides for payments upon termination of employment or a change in control of the Company (other than the Employment Agreement described above).

Outstanding Equity Awards At Fiscal Year-End January 31, 2008

The following table shows the number of shares covered by exercisable options and unvested restricted stock as of January 31, 2008.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Rights That have not vested ($)

Linda S. Smith	–	–	–	–	–	–

Allen Collins	–	–	–	–	–	–

Francine Dubois (1)	250,000	750,000	0.30	May 1, 2014	250,000 (2)	187,500 (3)

_________________

(1)

On May 1, 2007, Ms. Dubois was granted options to purchase 1,000,000 shares of IDCX common stock at an exercise price of $.30 per share, which was the fair market value as of the date of grant. The options have a 7 year term and become exercisable as to one fourth of the options on each of the 6, 12, 18 and 24 month anniversaries of the date of grant. On January 31, 2008, the options became options to purchase 1,000,000 shares of Company common stock.

(2)

On November 6, 2007, 500,000 shares of restricted stock were granted to Ms. Dubois, of which 125,000 shares vest upon the occurrence of each of the following business milestones: (i) a successful listing on a public stock exchange, (ii) completion of a license agreement with Fortress Paper, (iii) the Closing of a second financing once public and (iv) the closing of the first strategic deal. As of January 31, 2008, 250,000 shares of restricted stock were vested.

(3)	The market value of shares or units of stock that have not vested (as shown above) was computed based on $0.75 per share, the fair market value of the Company’s stock as of January 31, 2008.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to the Company’s directors during the last completed fiscal year. The Company’s fiscal year end is January 31, 2008:

Name (1) (a)	Fees Earned or Paid in Cash ($) (b)(2)	Stock Awards ($) (3) (c)	Total ($) (h)

Paul Gifford	33,000	49,500	82,500
Michael Harris	33,000	49,500	82,500
Bruce Morris	18,000	27,000	45,000

____________________

(1)	Each of Messrs. Gifford, Harris and Morris were appointed as directors on January 31, 2008.
(2)

The cash compensation paid to each of the non-employee directors was paid pursuant to the Restricted Stock and Compensation Agreements with iDcentrix dated November 6, 2007, based on the fair market value of the stock on January 31, 2008 of $0.75 per share.

(3)

The value listed reflects the dollar amount recognized by the Company for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R based on assumptions disclosed in the Company’s financial statements.

Historically, the Company’s directors have not received any compensation for serving as members of the Board of Directors.

Under the terms of the Exchange Agreement, the Company’s Board of Directors agreed to appoint the four (4) directors of IDCX to the Board of Directors of the Company and the Company’s sole director before the Share Exchange, Linda S. Smith, resigned. The new Board of Directors consists of Francine Dubois, Paul Gifford, Michael Harris, and Bruce Morris.

During fiscal 2008, IDCX compensated its directors with grants of restricted common shares and cash. The obligations under each of the restricted stock and cash agreements with IDCX were assumed by the Company in connection with the Share Exchange. The grants of 120,000 restricted Company common shares and at least $60,000 cash grants made on November 6, 2007 to each of the non-employee directors vest as to 20% on each of January 31, 2008 and the 6, 12, 18 and 24 month anniversaries of the date of grant. In addition, Messrs. Gifford and Harris were each granted 30,000 restricted Company common shares and $15,000 in cash on January 31, 2008.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ending January 31, 2008, the Company did not have a compensation committee, nor did iDcentrix pay any compensation to any officer or employee during the last fiscal year. On February 1, 2008 the Board created a Compensation Committee of the Board of Directors and appointed Messrs. Harris and Morris as the initial members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–		–	–
Equity compensation plans not approved by security holders(1)	1,000,000	(2)	$0.30	11,480,000	(3)
TOTAL	1,000,000		$0.30	11,480,000

________________

(1)

The Company has two stock option plans providing for equity grants to certain directors, employees and consultants of the Company and its subsidiaries:

(i) the 2005 Nonqualified Stock Option Plan (the “2005 Plan”), pursuant to which 10,000,000 shares of common stock may be issued upon the exercise of options; and

(ii) The 2007 Equity Participation Plan of iDcentrix, Inc. (the “2007 Plan”), which the Company assumed as part of the Share Exchange with IDCX, pursuant to which up to 3,400,000 shares of common stock, in the aggregate, may be issued upon exercise of stock options, as well as in the form of restricted stock, performance, dividend equivalent or stock payment awards.

The 2005 Plan is administered by the Board and the 2007 Plan is administered by the Compensation Committee of the Board.

(2)	Consists of stock options to purchase 1,000,000 shares of common stock under the 2007 Plan granted to Francine Dubois, which the Company assumed under the Share Exchange Agreement with IDCX.
(3)	Consists of 10,000,000 common shares available under the 2005 Plan (no options have been granted under the 2005 Plan as of the date hereof) and 1,480,000 common shares available under the 2007 Plan.

2005 Nonqualified Stock Option Plan

The 2005 Plan is registered on Form S-8, Registration No. 333-126739, and authorizes the issuance of stock options to officers, directors, employees and consultants for services rendered to the Company. The Board of Directors is vested with the power to determine the terms and conditions of the options (e.g., the number of options subject to a grant and the exercise price of the options granted). The plan covers 10,000,000 shares of our common stock. As of the date hereof, no options had been granted under this plan.

The 2007 Equity Participation Plan of iDcentrix, Inc.

The 2007 Equity Participation Plan of iDcentrix, Inc., effective May 1, 2007, as amended (the “2007 Plan”) provides for awards in respect of up to 3,400,000 shares of common stock in the form of stock options, as well as restricted stock, performance, dividend equivalent or stock payment awards. iDcentrix assumed the 2007 Plan and all agreements entered into thereunder in connection with the Share Exchange. The 2007 Plan is administered by the compensation committee of the Board. Employees, independent directors and consultants selected by the committee are eligible to receive awards under the 2007 Plan. Incentive stock options, however, may only be granted to employees and no more than 500,000 shares may be subject to incentive stock options. A participant may not receive awards in respect of more than 2,000,000 shares, in the aggregate, in one year. As of January 31, 2008, 1,480,000 shares remained available for grant under the 2007 Plan. The 2007 Plan was approved by the shareholders of IDCX.

Security Ownership of Certain Beneficial Owners and Management.

As of April 21, 2008, iDcentrix, Inc. had 32,242,000 shares of common stock outstanding. The following table sets forth, as of April 21, 2008, the number and percentage of the issued and outstanding shares of our common stock beneficially owned (as determined pursuant to the applicable rules promulgated by the Securities and Exchange Commission) by:

•	each person who is known by the Company to beneficially own more than 5% of the issued and outstanding shares of our common stock;
•	the Company’s named executive officers;
•	the Company’s directors; and
•	all of the Company’s executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(4)
Fortress Paper Ltd. 157 Chadwick Court, North Vancouver, British Columbia	10,000,000	(2)	31.02%
Francine Dubois, President, Chief Executive Officer and Director	1,500,000	(3)	4.58%
David E. Fractor (1) CFO and Treasurer	–		–
James Tate Preston (1) Vice President, Sales and Marketing	–		–
Michael Harris, Director (1)	150,000		**
Paul Gifford, Director (1)	150,000		**
Bruce Morris, Director (1)	120,000		**

All executive officers and directors as a group	1,920,000	(3)	5.86%

_________________

(1)

Unless otherwise noted, the address for each of the named beneficial owners is: 2101 Rosecrans, Suite 4240, El Segundo, California 90245. Unless otherwise indicated, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally involves voting and/or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty days of April 21, 2008 are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership set forth in the above table, unless otherwise indicated. ** (less than 1%)

(2)

4,875,000 of these shares have been placed in escrow as of January 31, 2008 and 812,500 of them will be released from escrow on each of the dates which are 6, 12, 18, 24 and 30 months after January 31, 2008, with the remaining shares to be released on the 36-month anniversary of January 31, 2008.

(3)	Includes 500,000 shares exercisable upon exercise of options exercisable at April 21, 2008 or which become exercisable within 60 days following the date hereof.
(4)

Percentage assumes exercise of the holder’s exercisable options, if any, for purposes of calculating the total number of shares outstanding, but does not assume exercise of options held by any other individual.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

On March 24, 2006, Woodburn Holdings Ltd., a corporation owned and controlled by Robert M. Baker, the Company’s then president, principal executive officer, treasurer, principal financial officer, and principal accounting officer conveyed 2,500,000 shares of the Company’s common stock to Allen Collins. On the same date, Dimac Capital Corporation, a corporation owned and controlled by Kathrine MacDonald, one of the Company’s shareholders, conveyed 2,500,000 shares of the Company’s common stock to Allen Collins. The foregoing shares constituted all of the shares of the Company’s common stock owned by Woodburn Holdings Ltd., Robert M. Baker, Dimac Capital Corporation, and Kathrine MacDonald. After the sale aforesaid, Mr. Collins owned 5,000,000 shares of the Company’s common stock or 83.26% of the Company’s total shares of common stock issued and outstanding at that time.

In April 2007, IDCX and Fortress Paper entered into the First Sub-license Agreement to grant IDCX the exclusive rights to use and exploit the LQard Technology in Canada in consideration for 3,500,000 IDCX Shares, representing about 41% of IDCX’s outstanding common stock at that time.

Simultaneous with the closing of the Share Exchange with iDcentrix, IDCX entered into the Second Sub-license Agreement with Fortress Paper to sub-license the exclusive right to use and exploit the LQard Technology and all associated data, trade secrets, etc., as well as to use any equipment required to manufacture and use the LQard Technology in the Primary Territory. In addition, the Second Sub-License Agreement grants iDcentrix the non-exclusive, non-transferable right and sublicense to use and exploit, the LQard Technology and all associated data, trade secrets, etc., as well as to use any equipment required to manufacture and use the LQard Technology in the Secondary Territory.

In consideration for the sub-licenses granted in the Second Sub-License Agreement, IDCX issued Fortress Paper an additional 6,500,000 IDCX Shares. All 10,000,000 IDCX Shares issued to Fortress Paper were exchanged for Company Shares pursuant to the Share Exchange, representing approximately 31% of the Company’s issued and outstanding common stock.

Director Independence

Under the terms of the Exchange Agreement, the Board of Directors agreed to appoint the four (4) directors of IDCX to the Board of Directors of the Company and iDcentrix’s sole director before the Share Exchange, Linda S. Smith, resigned. The new Board of Directors consists of Francine Dubois, Paul Gifford, Michael Harris, and Bruce Morris. The new Board of Directors has determined that Michael Harris, Paul Gifford, and Bruce Morris are independent directors pursuant to the rules of the American Stock Exchange.

Item 14. Principal Accountant Fees and Services.

All professional services rendered by Morgan & Company, Chartered Accountants (who served as our independent registered public accounting firm during those years) during fiscal years 2008 and 2007 were furnished at customary rates. A summary of the fees which Morgan & Company and Weinberg & Company, P.A. billed the Company for services provided in 2008 and 2007 is set forth below:

Audit Fees. Morgan & Company billed the Company approximately $13,375 in 2008 and $6,240 in 2007 in connection with its audits of the financial statements and internal controls over financial reporting of the Company in 2008 and 2007. Weinberg & Company billed the Company $21,716 for audit fees in 2008 and no fees for 2007.

Audit-Related Fees. Morgan & Company billed the Company approximately $10,179 in 2008 and $3,905 in 2007 for audit-related services not included in “Audit Fees”, above. Weinberg & Company did not bill the Company for any audit related fees in 2008 or 2007.

Tax Fees. Morgan & Company and Weinberg & Company did not bill the Company for any tax fees in 2008 or 2007.

Other Fees. Morgan & Company and Weinberg & Company did not bill the Company any other fees in either 2008 or 2007.

The Audit Committee has established a policy requiring approval by it of all fees for audit and non-audit services to be provided by the Company’s independent registered public accountants, prior to commencement of such services. Consideration and approval of fees generally occurs at the Committee’s regularly scheduled meetings or, to the extent that such fees may relate to other matters to be considered at special meetings, at those special meetings.

None of the fees described above under the captions “Audit-Related Fees,” “Tax Fees” and “Other Fees” were approved by the Committee pursuant to the “de minimis” exception set forth in Rule 2-01(c)(7)(i)(C) under SEC Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

I. Listing of Documents

(1)	Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – As of January 31, 2008

Consolidated Statements of Operations – For the Year Ended January 31, 2008 and For the Period January 3, 2007 (Inception) to January 31, 2008

Consolidated Statements of Stockholders’ Equity – For the Year Ended January 31, 2008 and For the Period January 3, 2007 (Inception) to January 31, 2008

Consolidated Statements of Cash Flows – For the Year Ended January 31, 2008 and For the Period January 3, 2007 (Inception) to January 31, 2008

Notes to Consolidated Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

(3)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company filed with the SEC on February 20, 2004)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company filed with the SEC on March 10, 2008)
3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company filed with the SEC on February 6, 2008)
4.1

Share Exchange Agreement between Sterling Gold Corp. (now known as iDcentrix, Inc.), iDcentrix, Inc. (now known as IDCX Co.), the Shareholders of IDCX Co., and the Shareholders Representative made as of January 16, 2008 (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

4.2

Registration Rights Agreement between Fortress Paper Ltd., iDcentrix Inc. (now known as IDCX Co.) and Sterling Gold Corp. (now known as iDcentrix, Inc.) dated January 31, 2008 (incorporated by reference to Exhibit 99.10 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.1

Amended and Restated Technology Sub-Licence Agreement, dated January 31, 2008, by and between Fortress Paper Ltd. and iDcentrix, Inc. (now known as IDCX Co.) (incorporated by reference to Exhibit 99.6 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

Exhibit Number	Exhibit

10.2

Technology Sub-Licence Agreement (US), dated January 31, 2008, by and between Fortress Paper Ltd. And iDcentrix, Inc. (now known as IDCX Co.) (incorporated by reference to Exhibit 99.7 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.3*	Employment Agreement, made January 3, 2007, as amended November 6, 2007, by and between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois
10.4

Stock Escrow Agreement, dated as of January 31, 2008, among iDcentrix, Inc. (now known as IDCX Co.), Sterling Gold Corp. (now known as iDcentrix, Inc.), Fortress Paper Ltd. And Kelley Drye & Warren LLP (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.5	2007 Equity Participation Plan of iDcentrix, Inc. (incorporated by reference to Exhibit 99.16 to the Form 8-K of the Company filed with the SEC on February 6, 2008)
10.6*	Amendment No. 1 to 2007 Equity Participation Plan of iDcentrix, Inc.
10.7*	Amendment No. 2 to 2007 Equity Participation Plan of iDcentrix, Inc.
10.8*	Stock Purchase Agreement, dated February 5, 2007, by and between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois
10.9

Assignment and Assumption Agreement, dated January 31, 2008, by and between iDcentrix, Inc. (now known as IDCX Co.), and Sterling Gold Corp. (now known as iDcentrix, Inc.) (incorporated by reference to Exhibit 99.17 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.10	2005 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 of the Company filed with the SEC on July 20, 2005)
10.11*	Nonqualified Stock Option Agreement dated May 1, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois
10.12*	Stockholders Agreement dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois
10.13*	Restricted Stock Agreement dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois
10.14*	Restricted Stock and Compensation Agreement dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Bruce Morris
10.15*	Restricted Stock and Compensation Agreements (2) dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Paul Gifford
10.16*	Restricted Stock and Compensation Agreements (2) dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Michael Harris

Exhibit Number	Exhibit

10.17*	Office Lease between IDCX Co. (formerly known as IDCentrix, Inc.) and The Plaza CP LLC, dated February 12, 2007
14*	Restated Code of Conduct
21*	List of Subsidiaries
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer

______________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2008.

IDCENTRIX, INC. (Registrant)
By:	/s/ Francine Dubois
Francine Dubois
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David E. Fractor
David E. Fractor
Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of May, 2008.

/s/ Francine Dubois	Chief Executive Officer
Francine Dubois	(Principal Executive Officer)

/s/ David E. Fractor	Chief Financial Officer
David E. Fractor	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul R. Gifford
Paul R. Gifford	Director

/s/ Michael S. Harris
Michael S. Harris	Director

/s/ Bruce H. Morris
Bruce H. Morris	Director