Form 10-Q
period 2008-04-30
iDcentrix, Inc.
filed 2008-06-13
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended April 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to ______

Commission File Number: 000-51263

iDcentrix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-4650531 (I.R.S. Employer Identification No.)

2101 Rosecrans Avenue, Suite 4240 El Segundo, California (Address of Principal Executive Offices)	90245 (Zip Code)

(310) 414-2675 (Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

At April 30, 2008, there were 32,242,000 shares of common stock, par value $0.00001, outstanding.

Forward-Looking Statements

This report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control.  These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, our plans to develop and implement a strategic marketing plan and enhance our product offerings, our expectations with respect to the future contributions of recently hired employees and our plans to hire additional marketing and technical employees, our plans to consider possible acquisitions, statements with respect to our beliefs with respect to growth in the market for security cards and other security-related technology, statements with respect to our expectations or beliefs with respect to future competition, statements with respect to our plans and expectations about research and development and statements concerning our need for and ability to attract additional capital.  We have no duty to update these statements.  Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements due to various factors, including the risks, uncertainties and other factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended January 31, 2008, and in Part I, Item 2 “Management’s Discussion and Results of Operations” and Part II, Item 1A “Risk Factors”, if any, of this Quarterly Report on Form 10-Q.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2008	January 31, 2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,509,670	$2,117,091
Prepaid expenses	53,022	29,969

Total current assets	1,562,692	2,147,060

Property and equipment, net	7,732	8,862

Other Assets
Security deposits	4,730	4,730
Sublicensing agreements	195,429	203,572

Total other assets	200,159	208,302

Total Assets	$1,770,583	$2,364,224

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$206,454	$673,306
Accrued expenses	158,936	85,440

Total liabilities	365,390	758,746

Commitments and contingencies

Stockholders’ equity
Common stock, $0.00001 par value, 100,000,000 shares
authorized; 32,242,000 shares issued and outstanding at
April 30, 2008 and 31,742,000 shares issued and
outstanding at January 31, 2008	322	317
Additional paid-in capital	3,733,375	3,320,557
Deficit accumulated during the development stage	(2,328,504)	(1,715,396)

Total Stockholders’ Equity	1,405,193	1,605,478

Total Liabilities and Stockholders’ Equity	$1,770,583	$2,364,224

See notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended April 30,		Cumulative Period From Inception January 3, 2007 to April 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	-

Operating Expenses
Selling, general and administrative	626,745	182,736	2,304,738
Research and development	-	-	40,096

Loss from Operations	(626,745)	(182,736)	(2,344,834)

Interest Income	13,637	25	16,330

Net Loss	$(613,108)	$(182,711)	$(2,328,504)

Basic and diluted net loss per common share	$(0.02)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	31,752,667	2,135,111

See notes to condensed consolidated financial statements.

IDCENTRIX
(A  Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,		Cumulative Period From Inception January 3, 2007 to April 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(613,108)	$(182,711)	$(2,328,504)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	9,273	458	37,451
Fair value of vested stock options	13,331	-	81,809
Fair value of restricted stock issuances	27,000	-	340,500
Fair value of stock issued to employee	-	-	50,000
Changes in operating assets and liabilities
Prepaid expenses and security deposits	(23,053)	(19,382)	(56,223)
Accounts payable	(466,852)	16,637	149,593
Accrued expenses	73,496	35,000	157,407

Net cash used in operating activities	(979,913)	(149,998)	(1,567,967)

Cash Flows from Investing Activities
Net cash received in reverse merger with Sterling Gold	-	-	503,055
Purchase of property and equipment	-	(7,071)	(12,612)
Net cash provided by investing activities	-	(7,071)	490,443

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	372,492	620,000	2,587,194
Net cash provided by financing activities	372,492	620,000	2,587,194

Net (decrease) increase in cash	(607,421)	462,931	1,509,670

Cash and Cash Equivalents, Beginning of Period	2,117,091	-	-

Cash and Cash Equivalents, End of Period	$1,509,670	$462,931	$1,509,670

Supplemental non cash investing and financing activities:
Issuance of common stock for sublicense agreement	$-	$228,000	$228,000

See notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JANUARY 31, 2008 AND
THE THREE MONTHS ENDED APRIL 30, 2008 (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 3, 2007	-	$-	$-	$-	$-

Net loss	-	-	-	(40,000)	(40,000)

Balance, January 31, 2007	-	-	-	(40,000)	(40,000)

Private placements of common stock:
Shares issued at $0.10 per share	3,400,000	34	310,310	-	310,344
Shares issued at $0.30 per share	1,100,000	11	301,186	-	301,197
Shares issued at $0.75 per share	2,342,000	23	1,603,138	-	1,603,161

Fair value of vested stock options
issued to employees	-	-	68,478	-	68,478

Fair value of vesting of restricted
stock issuances to directors ($0.75
per share)	920,000	9	313,491	-	313,500

Fair value of stock issued to
employee ($0.10 per share)	500,000	5	49,995	-	50,000

Fair value of common stock issued in
exchange for sublicense
agreements (A)	10,000,000	100	227,900	-	228,000

Shares issued pursuant to share
exchange agreement with
Sterling Gold Corp. ($0.04 per share)	13,480,000	135	446,059	-	446,194

Net loss	-	-	-	(1,675,396)	(1,675,396)

Balance, January 31, 2008	31,742,000	317	3,320,557	(1,715,396)	1,605,478

Private placement of common stock
at $0.75 per share	500,000	5	372,487	-	372,492

Fair value of vested stock options
issued to employees	-	-	13,331	-	13,331

Fair value of vesting of restricted
stock issuances to directors ($0.75
per share)	-	-	27,000	-	27,000

Net loss	-	-	-	(613,108)	(613,108)

Balance, April 30, 2008 (unaudited)	32,242,000	$322	$3,733,375	$(2,328,504)	$1,405,193

(A) 3.5 million shares were valued at $0.065 per share and 6.5 million shares were valued at nil.
See notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
April 30, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

iDcentrix (the “Company”) was incorporated in Delaware in January of 2007. The Company is in the business of producing hi-tech security identification solutions. Substantially all of the efforts of the Company are devoted to these business activities. The Company is a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company will be considered as part of the Company’s development stage activities. The Company has generated no revenue. The ability of the Company to carry out its business plan rests with its ability to secure equity and other financing. Sterling Gold Corp. was incorporated in January of 2004.

On January 31, 2008, the Company consummated a Share Exchange Agreement with Sterling Gold Corp. Pursuant to the terms of the Share Exchange Agreement all of the issued and outstanding common shares of iDcentrix were exchanged on a one-for–one basis for common shares of Sterling Gold Corp. The acquisition was accounted for as a reverse merger (recapitalization) with iDcentrix deemed to be the accounting acquirer and Sterling Gold deemed to be the legal acquirer. As such, the condensed consolidated financial statements herein reflect the historical activity of iDcentrix since its inception, and the historical stockholders’ equity of iDcentrix has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital. In connection with the Share Exchange Agreement, the Company is deemed to have issued an additional 13,480,000 shares of common stock to the shareholders of Sterling Gold. Upon the exchange, the Company reflected the receipt of Sterling Gold’s net assets, including $503,055 of cash less the costs of the reverse merger of approximately $59,000, as an adjustment to paid-in capital.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IDCX Co. Intercompany transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern

In the opinion of management, the accompanying (a) consolidated balance sheet as of January 31, 2008, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three months ended April 30, 2008 and 2007 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the consolidated financial position of the Company as of April 30, 2008, the results of its consolidated operations for the three months ended April 30, 2008 and 2007, and its consolidated cash flows for the three months ended April 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

These condensed consolidated financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, as filed with the Securities and Exchange Commission on May 15, 2008 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the condensed consolidated financial statements for 2008 are incorporated by reference from the Notes to Consolidated Financial Statements as of January 31, 2008 as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008. The results of operations for the three

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
April 30, 2008

months ended April 30, 2008 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending January 31, 2009. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, including research and development and obtaining financing. Through April 30, 2008, the Company has incurred accumulated losses of approximately $2,329,000. Successful completion of the Company’s development programs and its transition to attaining profitable operations is dependent upon obtaining financing adequate to complete its product development and the successful market introduction of its product and services.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equity Based Compensation

The Company periodically issues restricted stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

As of April 30, 2008, no adjustments have been made to the carrying values of long-lived assets based upon management’s assessment. There can be no assurance, however, that market conditions will not

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
April 30, 2008

change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  The 13,480,000 shares issued to the legal acquirer are included in the weighted average share calculation from January 31, 2008, the date of the exchange agreement.

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At April 30, 2008, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 1,110,000 shares and 12,375,000 warrants to acquire 6,187,000 shares. Since the Company reported a net loss for the three months ended April 30, 2008, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Fair Values of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate their value. Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and cash equivalents, accounts payable, and accrued expenses approximated their fair values as of quarter end due to their short-term nature.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s condensed consolidated financial position or results of operations.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 was issued in December 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective January 3, 2007. At April 30, 2008, the Company estimates that it will not have to pay any estimated penalties in connection with its outstanding registration rights obligations. (see Note 4)

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
April 30, 2008

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

In March 2008, the FASB issued SFAS No. 161,”Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,”Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s condensed consolidated results of operations, financial position, or cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	April 30, 2008	January 31, 2008
Trade show equipment	$4,775	$4,775
Computer equipment	5,397	5,397
Leasehold improvements	2,440	2,440

	12,612	12,612

Accumulated depreciation and amortization	(4,880)	(3,750)

Property and equipment, net	$7,732	$8,862

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
April 30, 2008

Depreciation and amortization expense for the three months ended April 30, 2008 and 2007 and for the period January 3, 2007 (inception) to April 30, 2008 was $1,130, $458 and $4,880 respectively.

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

On January 31, 2008, the Company entered into an additional sublicensing agreement (“Worldwide Sublicensing Agreement”) with Fortress. Under the terms of this additional sublicensing agreement, the Company received a license for the same patents and security card intellectual property as described in the Canadian Sublicense Agreement on a royalty free basis, in exchange for 6,500,000 shares of the Company’s common stock. This Worldwide Sublicensing Agreement provides exclusive access to the intellectual property in the United States and Mexico and non-exclusive access to the intellectual property in the rest of the world (excluding Switzerland and Africa). The term of this agreement shall be through the expiration of the final patent licensed under this agreement. At the time of the agreement Fortress was deemed to be a related party and significant shareholder based upon its ownership percentage in the Company both before and after the transaction. As a result, the Company has valued this sublicense agreement using  Fortress’ carrying value, which was nil.

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

In the event that the Company does not (a) meet any of the registration deadlines discussed above, (b) does not maintain the effectiveness of a previously filed registration statement as required under this agreement or (c) does not meet other requirements discussed in the agreement, then the Company must pay damages to Fortress as defined in the agreement. The registration rights agreement requires the payment of liquidated damages to Fortress calculated as the total Transfer Restricted Shares multiplied by $0.75 multiplied by the sum of the prime rate (as defined by the Royal Bank of Canada) plus 5% per annum applied to the number of days delinquent in the filing. On April 25, 2008, a waiver of the potential liability for failure to timely file a registration statement covering the registration of the initial tranche of common stock was obtained from Fortress. The waiver was effective from May 1, 2008 to May 15, 2008 and the Company filed the initial registration statement on May 15, 2008.  As of April 30, 2008, the Company believes it will comply with all registration requirements enumerated above.

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
April 30, 2008

Sublicense agreements consist of the following at:

	April 30, 2008	January 31, 2008

Sublicense agreement	$228,000	$228,000

Accumulated amortization	(32,571)	(24,428)

Sublicense agreement, net	$195,429	$203,572

The Company is amortizing the value of the Canadian Sublicense Agreement over a 7-year period, management’s estimate of the useful life of the agreement. Amortization expense for the three months ended April 30, 2008 and 2007 and for the period from January 3, 2007 (“inception”) to April 30, 2008 was $8,143, $0 and $32,571 respectively. Amortization expense for the next five years is expected to be $32,571 per year.

NOTE 5 - COMMON STOCK

During fiscal 2008, the Company completed a seed offering, bridge offering, and a private placement to accredited investors only, on subscriptions for the sale of 6,842,000 shares of common stock, resulting in an aggregate of $2,426,500 of gross proceeds to the Company. The Company sold the shares of common stock in the seed offering at a purchase price of $0.10 per share, in the bridge offering at $0.30 per share, and in the private placement at $0.75 per share. The Company paid finders’ fees of $122,520 to various placement agents for the private placement. The Company received proceeds after finders’ fees of approximately $2,304,000 in the aggregate, of which approximately $2,215,000 was received net of offering costs.

During the three months ended April 30, 2008, the Company completed a private placement offering resulting in the sale of 500,000 shares of common stock at $0.75 per share and received net proceeds after offering costs of approximately $372,000.

As of April 30, 2008, the Company has 12,375,000 warrants for the issuance of 6,187,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share. Each warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012.

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

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
April 30, 2008

On May 1, 2007, the Company granted options to purchase a total of 1,000,000 shares of common stock at $0.30 per share to its chief executive officer. The fair value of the options is measured on the grant date and is recognized over the vesting period. The options vest over the two years from the date of grant and expire May 1, 2014. The options were valued at $163,618, the fair value of the stock on the date granted determined using a Black-Scholes pricing model with the following assumptions: expected volatility of 50.00%, average risk free rate of 4.75%, dividend yield of 0.00%, and expected life of 6 years. The weighted average fair value of options granted during the year ended January 31, 2008 was $0.164. The Company recognized $81,809 and $13,331 of compensation expense from the date the options were granted through April 30, 2008 and for the three months ended April 30, 2008, respectively, related to the fair value of the vested options.

On April 28, 2008, the Company granted options to certain employees to purchase a total of 110,000 shares of common stock at $1.40 per share.  One option grant for 100,000 options vests over two years and the other option grant for 10,000 options vests over four years and both expire on April 28, 2018.    The options were valued at $89,370, the fair market value of the options on the date granted determined using a Black-Scholes pricing model with the following assumptions: expected volatility of 50.00%, average risk free rate of 3.19%, dividend yield of 0.00%, and expected life of 8 years.  The weighted average fair value of options granted during the three months ended April 30, 2008 was $0.812.

Activity under the Plan for the three months ended April 30, 2008 is as follows:

	Options Outstanding	Intrinsic Value	Weighted Average Exercise Price
Options outstanding at January 31, 2008	1,000,000		$0.30
Granted	110,000		$1.40
Exercised	-		$-
Forfeited	-		$-

Options outstanding at April 30, 2008	1,110,000	$820,000	$0.41

Options exercisable at April 30, 2008	250,000	$205,000	$0.30

The aggregate intrinsic value was calculated, as of April 30, 2008, as the difference between the market price and the exercise price of the Company’s stock for the 1,000,000 options outstanding and 250,000 options exercisable which were in-the-money.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of April 30, 2008 and changes during the period ended April 30, 2008 is presented below:

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
April 30, 2008

Non Vested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 31, 2008	750,000	$0.164
Granted	110,000	$0.812
Vested	-	$-
Forfeited	-	$-
Nonvested at April 30, 2008	860,000	$0.247

The following table summarizes information regarding options outstanding and exercisable as of April 30, 2008.

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding as of April 30, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of April 30, 2008	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life

$0.30	1,000,000	6.00	$0.30	250,000	$0.30	6.00
$1.40	110,000	10.00	$1.40	-	$-	-
$0.30 - $1.40	1,110,000	6.40	$0.41	250,000	$0.30	6.00

As of April 30, 2008, the Company had not yet recognized compensation cost totaling approximately $171,179 on non-vested awards. The weighted average period over which this will be recognized is 1.7 years.

NOTE 7 - INCOME TAXES

At April 30, 2008, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $2,800,000 for Federal purposes and $2,500,000 for state purposes. The Federal carryforward expires in 2023 and the state carryforward expires in 2012. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
April 30, 2008

Significant components of the Company’s deferred income tax assets consists of the following as of:

	April 30, 2008	January 31, 2008
Deferred tax asset:
Net operating loss carryforward	$1,206,000	$941,000
Valuation allowance	(1,206,000)	(941,000)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

Year Ended January 31, 2008
Tax expense at the U.S. statutory income tax	(34.00)%
Increase in the valuation allowance	34.00%
Effective tax rate	—

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of April 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended January 31, 2008, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report.  Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance.  Words or phrases such as “believe,” “does not believe,” “will,” “may,” “plan,” “estimate,” “anticipate,” “expect,” “intend” and similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Plan of Operations

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.

We expect that our marketing activities will continue to be the cornerstone of the Company’s activities in fiscal 2009. Our objective is to gain customers through a consistent presence at trade shows around the world, participating in industry associations, engaging in public relations activities and pursuing speaking engagements. We believe that IDCX’s initial exposure in fiscal 2008 was positive and that by reinforcing our current presence vis-à-vis our competitors and end-users, our technology will gain attention in the market and customers will begin seeking our products and services.

We do not anticipate securing any large transactions with governments in the near future, as governments generally move slowly with the incorporation of new technologies. However, we plan to engage in strategic opportunities in an effort to accelerate growth while developing our management team and integrating industry expertise.

As of April 30, 2008, we have approximately $1,510,000 of cash, which we believe will be enough money to operate through the remainder of fiscal 2009. If we are unsuccessful in generating revenue during the remainder of fiscal 2009, we will need additional funding. We will attempt to raise additional money through private placements and public offerings.

Pursuant to our sublicensing agreement with Fortress Paper, we are required to conduct $2 million of research and development over the next five years, of which, $800,000 is allocated to be spent during the two year period beginning on January 31, 2008. We do not anticipate conducting any research and development during the remainder of fiscal 2009.

Over the next year we anticipate purchasing $55,000 of equipment to be primarily used for demonstration purposes to assist our sales and marketing efforts. Most likely the acquisition of this equipment will be with cash as the Company does not anticipate being able to establish a credit facility.

We anticipate hiring a limited number of full time employees during the remainder of this year to facilitate our sales and marketing efforts and to provide technical support. We may modify these plans and engage part time employees or independent contractors depending on our cash availability.

If we are successful in raising additional equity, we may explore acquiring a suitable acquisition candidate to gain access to an existing customer base, technology and management.  To date, no acquisition candidates have been identified.

If we are unable to complete any phase of our plan of operations because we do not have enough liquidity, we will cease operations until we raise additional money.

Results of Operations

Three Months Ended April 30, 2008 Compared to the Three Months Ended April 30, 2007

For the three months ended April 30, 2008, we incurred a net loss of approximately $613,000 compared to a net loss of approximately $183,000 during the three months ended April 30, 2007.  During the three months ended April 30, 2007, the Company had only started to assemble its management team and its operations were limited to basic administrative activities.  The increase in expenses during the three months ended April 30, 2008 reflects the hiring of additional sales and marketing personnel, attendance at trade shows, board of director compensation and amounts paid to outside consultants and professional fees.

Liquidity and Capital Resources

As of April 30, 2008, we have not generated any revenue and we have cash on-hand of approximately $1,510,000. We believe that we have enough cash to operate through the remainder of fiscal 2009.

During the quarter ended April 30, 2008, we issued 500,000 shares of common stock in a private placement in exchange for approximately $372,000 of net proceeds.

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

Going Concern

We incurred a net loss of approximately $613,000 during the quarter ended April 30, 2008, and there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations is dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services and this loss may impact our ability to raise additional funds to adequately execute our business plan.

Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Equity Based Compensation

The Company periodically issues restricted stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees”

whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

As of April 30, 2008, no adjustments have been made to the carrying values of long-lived assets based upon management’s assessment. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

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

Research and Development

Research and development costs relate to future products and are charged to operations. The Company’s products are commercially available. Larger and more automated versions will require significant development activities before they can become commercial products.

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

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s condensed consolidated results of operations, financial position, or cash flows.

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

Going Concern.

We incurred a net loss of approximately $613,000 during the three months ended April 30, 2008, and a cumulative loss of approximately $2,329,000 since inception.  Accordingly, there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations is dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services and this loss may impact our ability to raise additional funds to adequately execute our business plan.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial conditions and results of operations accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting as of April 30, 2008 under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we determined that we have material weaknesses which could adversely impact our ability to provide timely and accurate financial information. We have commenced remediation efforts on these weaknesses. We may be required to hire additional employees or consultants to address these weaknesses and may experience higher than anticipated capital expenditures and operating expenses in order to implement the necessary changes. If we are unable to address these weaknesses effectively, or if other weaknesses develop, there could be a material adverse effect on our business, financial condition and results of operations. If we are unsuccessful in implementing or following a remediation plan, or fail to update our internal control as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately, or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

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

In connection with the consummation of the Share Exchange, IDCX sold 2,842,000 shares of common stock of IDCX for gross aggregate proceeds of $2,131,500 in a private placement. After deducting approximately $250,000 for expenses related to the Share Exchange, the negotiation of the Sub-license Agreements with Fortress, and the private placement, we believe, based on our current operating budget, that we will have sufficient working capital to continue as a going concern through the remainder of fiscal 2009. However, we will require additional working capital to continue to implement our plan of operation and desire additional capital to allow us more flexibility in implementing our plan of operation and exploring more growth opportunities. We plan on engaging in future financing activities within the next 12 months to raise additional capital for our operations. Such financing activities could include issuing debt or equity securities in the Company and could result in a dilution of the Company’s existing share capital.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of April 30, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

As part of their assessment, our CEO and CFO evaluated whether the material weaknesses in internal control over financial reporting previously reported in our Annual Report on Form 10-K for the fiscal  year ended January 31, 2008 continue to exist.  Although the Company has begun to address its material weaknesses in internal control over financial reporting, we have not completed the implementation and testing of the changes in controls and procedures which we believe are necessary to conclude that all of the material weaknesses have been remediated.  Accordingly, based upon that assessment, we have identified the following material weaknesses which continue to exist in our internal control over financial reporting:

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

Lack of segregation of duties.

We only have our CEO and CFO in our corporate offices and, as such, there is a lack of segregation of duties.  Many functions including; purchasing, accounts payable, bank reconciliations and month end closings, are not adequately segregated.  The lack of a proper segregation of duties can lead to individuals performing incompatible functions such as signing checks and preparing bank reconciliations.  To remediate this deficiency, we plan to develop additional internal control procedures during the second quarter of fiscal 2009.  Due to our limited number of personnel, until such time as we have additional employees we may require additional oversight from our board of directors in addressing certain weaknesses related to a proper segregation of duties.

Inadequate disaster recovery program.

We do not currently have a comprehensive disaster recovery program.  During the first quarter of fiscal 2009, we implemented a computer back up solution as a first step in remediating this weakness.  We plan on continuing to develop our disaster recovery procedures during the second quarter of fiscal 2009.

Lack of controls over purchasing, accounts payable and disbursements.

Our employees are authorized to purchase goods and services and approve the related invoices for payment without obtaining supervisory approval or pursuant to a delegation of authority.  Additionally, the same employees are authorized to sign checks.  This lack of control and lack of segregation of duties can lead to errors and irregularities.  As discussed below in “Changes in Internal Control Over Financial Reporting,” during the first quarter of fiscal 2009, we implemented a delegation of authority and we plan on establishing policies and procedures relating to purchasing, accounts payable and disbursements during the second quarter of fiscal 2009.

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

The application and general controls over our information and technology systems are not adequate. Our accounting software lacks appropriate controls and most computer generated reports are reviewed by the author without independent verification. We plan on establishing appropriate application and general controls during the second quarter of fiscal 2009.

As a result of the material weaknesses described above, management concluded that, as of April 30, 2008, we did not maintain effective control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

Changes in Internal Control over Financial Reporting

From its incorporation in 2004 through January 31, 2008, the Company had minimal operations and few, if any, full time employees.  In addition, IDCX Co., which became a wholly-owned subsidiary of the Company on January 31, 2008 through a share exchange, and whose business plan the Company has now adopted, was a private company prior to the share exchange and was not subject to the requirements of SOX.

The Company’s present directors and management succeeded to those positions on January 31, 2008 and had no opportunity to plan, implement and evaluate the Company’s system of internal control over financial reporting prior to assuming their current positions.  Since January 31, 2008, the Company’s management has been focused on beginning the implementation of its business plan and has begun to fully consider the implementation of a system of internal control appropriate to its level of business and operations.  The Company still has only three full-time employees and one part-time employee.  The Company intends to develop a system of internal control over financial reporting appropriate under SOX for a company of its size and complexity and to remediate the deficiencies that continue to exist as promptly as reasonably practical.  As described below, we have taken certain initial steps to begin the remediation process.  However, because this process is still in its initial stages, and due to our limited personnel resources, we can give no assurance as to when it will be completed.

During the first quarter of fiscal 2009, we implemented a delegation of authority, a company code of ethics, computer data back-up systems and began to identify specific areas for remediation.    The Company also adopted a budget and revised its internal financial reporting model with adequate review and approval procedures.  We plan on establishing policies and procedures relating to purchasing, accounts payable and disbursements during the second quarter of fiscal 2009.    To the extent reasonably possible, we will continue to seek the advice of outside consultants and internal resources to implement additional controls.

Because the remedial actions additionally require hiring of personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated.

Item 4T. Controls and Procedures

Not applicable.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

    We are not currently involved in any material pending legal proceeding.

Item 1A.    Risk Factors

    Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    On February 1, 2008, the Company closed a private placement of 500,000 shares of common stock at $0.75 per share for aggregate gross proceeds of $375,000. The common shares were issued to an investor in Canada pursuant to applicable exemptions, including Regulation S promulgated under the Securities Act.  The proceeds of the placement are being utilized to cover our operating costs in implementing our plan of operation.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Submission of Matters to a Vote of Security Holders

    None.

Item 5.    Other Information

    None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDCENTRIX, INC. (Registrant)
Date: June 13, 2008	By: /s/ Francine Dubois
Francine Dubois President and Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2008	By: /s/ David E. Fractor
David E. Fractor Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.