Form 10-Q
period 2008-07-31
iDcentrix, Inc.
filed 2008-09-11
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

At July 31, 2008, there were 32,242,000 shares of common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of July 31, 2008 (Unaudited) and January 31, 2008	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2008 and 2007 and for the Cumulative Period from January 3, 2007 (Inception) to July 31, 2008 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2008 and 2007 and for the Cumulative Period from January 3, 2007 (Inception) to July 31, 2008 (Unaudited)	4
	Condensed Consolidated Statement of Stockholders’ Equity for the Period January 3, 2007 (Inception) to January 31, 2008 and the Six Months Ended July 31, 2008 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended July 31, 2008 (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
Item 4T.	Controls and Procedures	31

PART II	OTHER INFORMATION	32

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

	SIGNATURES	34

-i

Forward-Looking Statements

This report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control.  These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, our plans to develop and implement a strategic marketing plan and enhance our product offerings, our expectations with respect to the future contributions of recently hired employees and our plans to hire additional marketing and technical employees, our plans to consider possible acquisitions, statements with respect to our beliefs with respect to growth in the market for security cards and other security-related technology, statements with respect to our expectations or beliefs with respect to future competition, statements with respect to our plans and expectations about research and development and statements concerning our need for and ability to attract additional capital.  We have no duty to update these statements.  Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements due to various factors, including the risks, uncertainties and other factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended January 31, 2008, and in Part I, Item 2 “Management’s Discussion and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2008	January 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$942,219	$2,117,091
Prepaid expenses	46,550	29,969

Total current assets	988,769	2,147,060

Property and equipment, net	6,579	8,862

Other Assets
Security deposits	4,730	4,730
Sublicensing agreements	187,284	203,572
Deferred offering costs	19,514	-

Total other assets	211,528	208,302

Total Assets	$1,206,876	$2,364,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$82,075	$673,306
Accrued expenses	168,617	85,440

Total liabilities	250,692	758,746

Commitments and contingencies

Stockholders’ equity
Common stock, $0.00001 par value, 100,000,000 shares authorized; 32,242,000 shares issued and outstanding at July 31, 2008 and 31,742,000 shares issued and outstanding at January 31, 2008	322	317
Additional paid-in capital	3,791,492	3,320,557
Deficit accumulated during the development stage	(2,835,630)	(1,715,396)

Total Stockholders’ Equity	956,184	1,605,478

Total Liabilities and Stockholders’ Equity	$1,206,876	$2,364,224

See notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,		Cumulative Period From Inception January 3, 2007 to July 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	515,860	235,224	1,142,605	417,960	2,820,598
Research and development	-	40,096	-	40,096	40,096

Loss from Operations	(515,860)	(275,320)	(1,142,605)	(458,056)	(2,860,694)

Interest Income	8,734	307	22,371	332	25,064

Net Loss	$(507,126)	$(275,013)	$(1,120,234)	$(457,724)	$(2,835,630)

Basic and diluted net loss per share common	$(0.02)	$(0.03)	$(0.04)	$(0.09)

Weighted average number of common shares outstanding	31,788,000	8,230,769	31,770,497	5,217,912

See notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31,		Cumulative Period From Inception January 3, 2007 to July 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(1,120,234)	$(457,724)	$(2,835,630)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	18,571	9,288	46,749
Fair value of vested stock options	44,447	22,826	112,925
Fair value of restricted stock issuances	54,000	-	367,500
Fair value of stock issued to employee	-	-	50,000
Changes in operating assets and liabilities
Prepaid expenses and security deposits	(16,581)	(18,615)	(49,751)
Accounts payable	(591,231)	111,575	25,214
Accrued expenses	83,177	(25,199)	167,088

Net cash used in operating activities	(1,527,851)	(357,849)	(2,115,905)

Cash Flows from Investing Activities
Net cash received in reverse merger with Sterling Gold	-	-	503,055
Purchase of property and equipment	-	(7,021)	(12,612)
Net cash provided by investing activities	-	(7,021)	490,443

Cash Flows from Financing Activities
Deferred offering costs	(19,514)	-	(19,514)
Net proceeds from issuance of common stock	372,493	670,000	2,587,195
Net cash provided by financing activities	352,979	670,000	2,567,681

Net (decrease) increase in cash	(1,174,872)	305,130	942,219

Cash and Cash Equivalents, Beginning of Period	2,117,091	-	-

Cash and Cash Equivalents, End of Period	$942,219	$305,130	$942,219

Supplemental non cash investing and financing activities:
Issuance of common stock for sublicense agreement	$-	$228,000	$228,000

See notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JANUARY 31, 2008 AND
THE SIX MONTHS ENDED JULY 31, 2008 (unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 3, 2007	-	$-	$-	$-	$-

Net loss	-	-	-	(40,000)	(40,000)

Balance, January 31, 2007	-	-	-	(40,000)	(40,000)

Private placements of common stock:
Shares issued at $0.10 per share	3,400,000	34	310,310		310,344
Shares issued at $0.30 per share	1,100,000	11	301,186		301,197
Shares issued at $0.75 per share	2,342,000	23	1,603,138		1,603,161

Fair value of vested stock options issued to employees	-	-	68,478	-	68,478

Fair value of vesting of restricted stock issuances to directors ($0.75| per share)	920,000	9	313,491	-	313,500

Fair value of stock issued to employee ($0.10 per share)	500,000	5	49,995	-	50,000

Fair value of common stock issued in exchange for sublicense (A)	10,000,000	100	227,900	-	228,000

Shares issued pursuant to share exchange with Sterling Gold Corp.($0.04 per share)	13,480,000	135	446,059	-	446,194

Net loss	-	-	-	(1,675,396)	(1,675,396)

Balance, January 31, 2008	31,742,000	317	3,320,557	(1,715,396)	1,605,478

Private placement of common stock at $0.75 per share	500,000	5	372,488	-	372,493

Fair value of vested stock options issued to employees	-	-	44,447	-	44,447

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	-	-	54,000	-	54,000

Net loss	-	-	-	(1,120,234)	(1,120,234)

Balance, July 31, 2008 (unaudited)	32,242,000	$322	$3,791,492	$(2,835,630)	$956,184

(A)  3.5 million shares were valued at $0.065 per share and 6.5 million shares were valued at nil.

See notes to condensed consolidated financial statements.

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

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

Basis of Presentation and Going Concern

In the opinion of management, the accompanying (a) consolidated balance sheet as of January 31, 2008, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and six months ended July 31, 2008 and 2007 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the consolidated financial position of the Company as of July 31, 2008, the results of its consolidated operations for the three and six months ended July 31, 2008 and 2007, and its consolidated cash flows for the three and six months ended July 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

These condensed consolidated financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008, as filed with the Securities and Exchange Commission on May 15, 2008 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the condensed consolidated financial statements for 2008 are incorporated by reference from the Notes to

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

Consolidated Financial Statements as of January 31, 2008 as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008. The results of operations for the three and six months ended July 31, 2008 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending January 31, 2009. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, including research and development and obtaining financing. Through July 31, 2008, the Company has incurred accumulated losses of approximately $2,836,000. Successful completion of the Company’s development programs and its transition to attaining profitable operations is dependent upon obtaining financing adequate to complete its product development and the successful market introduction of its product and services.

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

Deferred Stock Offering Costs

The Company capitalizes costs incurred related to a private placement and future issuance of common stock until such time as the stock is issued, or the stock offering is abandoned by the Company (usually within six months of when the cost was incurred.)  These costs include attorney’s fees related to the private placement and future issuance of common stock.  Deferred offering costs of $19,514 are included in the condensed consolidated balance sheet as of July 31, 2008 in connection with the Company’s private placement anticipated to commence in the third quarter of calendar 2008.

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

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

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

As of July 31, 2008, no adjustments have been made to the carrying values of long-lived assets based upon management’s assessment. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Loss per common share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  The 13,480,000 shares issued to the legal acquirer are included in the weighted average share calculation from January 31, 2008, the date of the exchange agreement.

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At July 31, 2008, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 1,110,000 common shares and 12,375,000 warrants to acquire 6,187,000 common shares. Since the Company reported a net loss for the three and six months ended July 31, 2008, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s condensed consolidated financial position or results of operations.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 was issued in December 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective January 3, 2007. At July 31, 2008, the Company estimates that it will not have to pay any estimated penalties in connection with its outstanding registration rights obligations. (see Note 4)

Recent Accounting Pronouncements

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

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

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

NOTE 3 -	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	July 31, 2008	January 31, 2008
Trade show equipment	$4,775	$4,775
Computer equipment	5,397	5,397
Leasehold improvement	2,440	2,440
	12,612	12,612

Accumulated depreciation and amortization	(6,033)	(3,750)

Property and equipment, net	$6,579	$8,862

Depreciation and amortization expense for the three and six months ended July 31, 2008 was $1,153 and $2,283, respectively.  For the three and six months ended July 31, 2007 depreciation and amortization expense was $687 and $1,145, respectively.   For the period January 3, 2007 (inception) to July 31, 2008 depreciation and amortization expense was $6,033.

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

On January 31, 2008, the Company entered into an additional sublicensing agreement (“Worldwide Sublicensing Agreement”) with Fortress. Under the terms of this additional sublicensing agreement, the Company received a license for the same patents and security card intellectual property as described in the Canadian Sublicense Agreement, on a royalty free basis, in exchange for 6,500,000 shares of the Company’s common stock. This Worldwide Sublicensing Agreement provides exclusive access to the intellectual property in the United States and Mexico and non-exclusive access to the intellectual property in the rest of the world (excluding Switzerland and Africa). The term of this

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

agreement shall be through the expiration of the final patent licensed under this agreement. At the time of the agreement Fortress was deemed to be a related party and significant shareholder based upon its ownership percentage in the Company both before and after the transaction. As a result, the Company has valued this sublicense agreement using  Fortress’ carrying value, which was nil.

The Company is required to expend a minimum amount of research and development budgeted at $2 million to improve the licensed technology during the initial five (5) years under the two sublicense agreements with a minimum expenditure of $800,000 by January 31, 2010.

In conjunction with the Canadian and Worldwide Sublicensing Agreements, the Company also signed a Registration Rights Agreement with Fortress. Per such agreement, the Company is required to register Fortress’s common shares of the Company in 2,500,000 increments, with (a) the registration statement for such initial tranche required to be filed no later than ninety (90) days subsequent to the effective date of the Exchange Agreement, and (b) the Company is required to use its best efforts to have the registration statement effective no later than one hundred eighty (180) days subsequent to the effective date of the Exchange Agreement. Additionally, Fortress is permitted to request future registrations for its remaining shares in 2,500,000 share tranches on each anniversary relative to the initial registered tranche.

In the event that the Company does not (a) meet any of the registration deadlines discussed above, (b) does not maintain the effectiveness of a previously filed registration statement as required under this agreement or (c) does not meet other requirements discussed in the agreement, then the Company must pay damages to Fortress as defined in the agreement. The registration rights agreement requires the payment of liquidated damages to Fortress calculated as the total Transfer Restricted Shares multiplied by $0.75 multiplied by the sum of the prime rate (as defined by the Royal Bank of Canada) plus 5% per annum applied to the number of days delinquent in the filing. On April 25, 2008, a waiver of the potential liability for failure to timely file a registration statement covering the registration of the initial tranche of common stock was obtained from Fortress. The waiver was effective from May 1, 2008 to May 15, 2008 and the Company filed the initial registration statement on May 15, 2008.  Subsequently, the Securities and Exchange Commission has provided a first and a second round of comments which are being addressed by the Company.  As of July 31, 2008, the Company believes it will comply with all registration requirements enumerated above.

Sublicense agreements consist of the following at:

	July 31, 2008	January 31, 2008
Sublicense agreement	$228,000	$228,000

Accumulated amortization	(40,716)	(24,428)

Sublicense agreement, net	$187,284	$203,572

The Company is amortizing the value of the Canadian Sublicense Agreement over a 7-year period, management’s estimate of the useful life of the agreement. Amortization expense for the three and six months ended July 31, 2008 was $8,145 and $16,288, respectively.  For the three and six months ended July 31, 2008 amortization expense was $8,143 for both periods.  Amortization expense for the period January 3, 2007 (“inception”) to July 31, 2008 was $40,716.   Amortization expense for the next five years is expected to be $32,571 per year.

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

NOTE 5 -	COMMON STOCK

During the six months ended July 31, 2008, the Company completed a private placement offering resulting in the sale of 500,000 shares of common stock at $0.75 per share and received net proceeds after offering costs of approximately $372,000.

During the six months ended July 31, 2008, the Company recognized $54,000 of expense related to the vesting of shares of common stock covered by restricted stock awards granted to members of the Company’s board of directors under the Equity Participation Plan described in Note 6, below.

NOTE 6 -	OPTIONS AND WARRANTS

Stock Options

On May 1, 2007, the Company adopted the Equity Participation Plan (the “Plan”), which provides for the issuance of restricted stock, incentive stock options and nonqualified stock options to key employees, independent directors of, and consultants to the Company. The Compensation Committee administers the Plan, approves the individuals to whom options will be granted, determines the number of options to be granted, and sets the term and exercise price of each option. Generally, the Plan provides for options to be granted at fair market value on the date of grant. The term of the options granted under the Plan cannot be greater than ten years, or five years for certain optionees who have a certain level of ownership in the Company. Options granted generally vest twenty-five (25) percent after one year, with the remaining vesting evenly on each of the next three years. An aggregate of 3,400,000 shares of common stock has been reserved for issuance under the plan.

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

On April 28, 2008, the Company granted options to certain employees to purchase a total of 110,000 shares of common stock at $1.40 per share.  One option grant for 100,000 options vests over two years and the other option grant for 10,000 options vests over four years and they both expire on April 28, 2018.    The options were valued at $89,370, the fair market value of the options on the date granted determined using a Black-Scholes pricing model with the following assumptions: expected volatility of 50.00%, average risk free rate of 3.19%, dividend yield of 0.00%, and expected life of 8 years.  The weighted average fair value of options granted during the three months ended April 30, 2008 was $0.812.

For the three and six months ended July 31, 2008, the Company recognized $31,116 and $44,447, respectively, of compensation expense related to the fair value of the vested stock options.  For the three and six months ended July 31, 2007, the Company recognized $22,826 for both periods of compensation expense related to the fair value of the vested stock options.  For the period January 3, 2007 (“inception”) to July 31, 2008, the Company recognized $112,925 of compensation expense related to the fair value of the vested stock options.

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

Activity under the Plan for the six months ended July 31, 2008 is as follows:

	Options Outstanding	Intrinsic Value	Weighted Average Exercise Price
Options outstanding at January 31, 2008	1,000,000		$0.30
Granted	100,000		$1.40
Exercised	-		$-
Forfeited	-		$-

Options outstanding at July 31, 2008	1,100,000	$250,000	$0.41

Options exercisable at July 31, 2008	500,000	$125,000	$0.30

The aggregate intrinsic value was calculated, as of July 31, 2008, as the difference between the market price and the exercise price of the Company’s stock for the 1,000,000 options outstanding and 500,000 options exercisable which were in-the-money.

A summary of the status of the Company’s non vested options granted under the Company’s stock option plan as of July 31, 2008 and changes during the six months ended July 31, 2008 is presented below:

Non Vested Options	Options	Weighted Average Grant Date Fair Value

Non vested options at January 31, 2008	750,000	$0.164
Granted	110,000	$0.812
Vested	250,000	$0.164
Forfeited	-	$-
Non vested options at July 31, 2008	610,000	$0.281

The following table summarizes information regarding options outstanding and exercisable as of July 31, 2008:

Options Outstanding				Options Exercisable
	Number	Weighted		Number		Weighted
	Outstanding	Average	Weighted	Exercisable	Weighted	Average
Range of	as of	Remaining	Average	as of	Average	Remaining
Exercise	July 31,	Contractual	Exercise	July 31,	Exercise	Contractual
Prices	2008	Life	Price	2008	Price	Life
$ 0.30	1,000,000	5.75	$0.30	500,000	$0.30	5.75
$ 1.40	110,000	9.75	$1.40	-	$-	-
$ 0.30-$1.40	1,110,000	6.15	$0.41	500,000	$0.30	5.75

As of July 31, 2008, the Company had not yet recognized compensation cost totaling approximately $140,062 on non-vested awards. The weighted average period over which this will be recognized is 1 year.

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

Stock Warrants

As of July 31, 2008, the Company has 12,375,000 warrants for the purchase of 6,187,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share. Each warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012.

NOTE 7 -	INCOME TAXES

At July 31, 2008, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $3,400,000 for Federal purposes and $3,100,000 for state purposes. The Federal carryforward expires in 2023 and the state carryforward expires in 2012. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

Significant components of the Company’s deferred income tax assets consist of the following as of:

	July 31, 2008	January 31, 2008
Deferred tax asset:
Net operating loss carryforward	$1,445,000	$941,000
Valuation allowance	(1,445,000)	(941,000)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

Year Ended January 31, 2008
Tax expense at the U.S. statutory income tax	(34.00)%
Increase in the valuation allowance	34.00%
Effective tax rate	—

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended July 31, 2008

Effective January 3, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)— an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of July 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of July 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

As of July 31, 2008, we have approximately $942,000 of cash, which may not be enough money to operate through the remainder of fiscal 2009. We will need to raise additional capital in order to execute our business plan. We will attempt to raise additional money through private placements and public offerings.  We can give no assurance that future financing will be available to us on acceptable terms or at all.  If financing is not available, we may not be able to continue to develop and expand our operations as currently planned and we may be required to scale back our plans in order to conserve cash, to terminate staff or to cease operations until we are able to raise additional financing.

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

If we are successful in raising additional equity, we might explore acquiring a suitable acquisition candidate to gain access to an existing customer base, technology and management.  To date, no acquisition candidates have been identified.

If we are unable to complete any phase of our plan of operations because we do not have enough liquidity, we may be required to scale back our plans in order to conserve cash, to terminate staff or to cease operations until we are able to raise additional financing.

Results of Operations

Three Months Ended July 31, 2008 Compared to the Three Months Ended July 31, 2007

For the three months ended July 31, 2008, we incurred a net loss of approximately $507,000 compared to a net loss of approximately $275,000 during the three months ended July 31, 2007.  During the three months ended July 31, 2007, the Company’s activities were primarily limited to basic administrative activities and it engaged only one employee.  The increase in expenses during the three months ended July 31, 2008 reflects the hiring of sales and marketing personnel, attendance at trade shows, board of director compensation, and fees paid to outside consultants and professionals.

Six Months Ended July 31, 2008 Compared to the Six Months Ended July 31, 2007

For the six months ended July 31, 2008, we incurred a net loss of approximately $1,120,000 compared to $458,000 during the same period in the prior year.  During the six months ended July 31, 2007, our activities were limited to basic administrative functions.  The Company had only one employee and had not begun to develop its sales and marketing activities.  The increase in expenses for the six months ended July 31, 2008 reflects the hiring of sales and marketing personnel, attendance at trade shows, board of director compensation, and fees paid to outside consultants and professionals.

Liquidity and Capital Resources

As of July 31, 2008, we have not generated any revenue and we have cash on-hand of approximately $942,000.  At the present time, our expenses are running at the rate of approximately $200,000 per month.  Considering our current burn rate, we are unable to provide assurance that we will have sufficient capital resources available through the end of our fiscal year without raising additional capital.  In the event that we do not have sufficient capital to finance our operations through the end of the fiscal year, we may be required to scale back our plans in order to conserve cash, to terminate staff or to cease operations until we are able to raise additional financing.

During the six months ended July 31, 2008, we issued 500,000 shares of common stock in a private placement in exchange for approximately $372,000 of net proceeds.

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

Going Concern

We incurred net losses of approximately $507,000 and $1,120,000, respectively, during the three month and six month periods ended July 31, 2008, and a cumulative net loss of approximately $2,836,000 since inception.  Accordingly, there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations is dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services and this loss may impact our ability to raise additional funds to adequately execute our business plan.  Although we currently have products that are commercially available for sale, we will require additional funds to finance working capital needs.  Additional funds will also be needed to further develop the product.  Although the exact amount of additional funding that will be required is not presently known, management has estimated that it will need to raise a minimum of $4 million over the next twelve to twenty-four months in order to continue our development.  At the present time, our expenses are running at the rate of approximately $200,000 per month.

Critical Accounting Policies

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

As of July 31, 2008, no adjustments have been made to the carrying values of long-lived assets based upon management’s assessment. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

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

Going Concern.

We incurred net losses of approximately $507,000 and $1,120,000, respectively, during the three month and six month periods ended July 31, 2008, and a cumulative net loss of approximately $2,836,000 since inception.  Accordingly, there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations is dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services and this loss may impact our ability to raise additional funds to adequately execute our business plan.  Although we currently have products that are commercially available for sale, we will require additional funds to finance working capital needs.  Additional funds will also be needed to further develop the product.  Although the exact amount of additional funding that will be required is not presently known, management has estimated that it will need to raise a minimum of $4 million over the next twelve to twenty-four months in order to continue our development.  At the present time, our expenses are running at the rate of approximately $200,000 per month.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial conditions and results of operations accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting as of January 31, 2008 under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we determined that we have material weaknesses which could adversely impact our ability to provide timely and accurate financial information, including (i) a lack of a documented and reviewed system of internal controls, (ii) a lack of segregation of duties resulting from the fact that we have only our Chief Executive Officer and Chief Financial Officer in our corporate offices, (iii) a lack of a comprehensive disaster recovery program, (iv) a lack of control over purchasing, accounts payable and disbursements, as a result of which employees are authorized to purchase goods and services and approve the related invoices for payment without supervisory approval or pursuant to a delegation of authority and may be authorized to sign checks, (v) a lack of controls over payroll processing, as a result of which both our Chief Executive Officer and Chief Financial Officer are authorized to initiate and approve our payrolls and related functions and have access to our bank accounts, and (vi) a lack of adequate application and general controls over our information and technology systems which results in most computer generated reports being reviewed by the author without independent verification.

Our present directors and management succeeded to their positions on January 31, 2008 and had no opportunity to plan, implement and evaluate the Company’s system of internal control over financial reporting prior to assuming their current positions.  Since January 31, 2008, our management has been focused on beginning the implementation of its business plan and has begun to fully consider the implementation of a system of internal control appropriate to its level of business and operations.  We still have only three full-time employees and one part-time employee.  We intend to develop a system of internal control over financial reporting appropriate under SOX for a company of our size and complexity and to remediate the deficiencies that exist as promptly as reasonably practical.  As described below, we have taken certain initial steps to begin the remediation process.

During the first quarter of fiscal 2009, we implemented a delegation of authority, a code of company ethics and began to identify specific areas for remediation.  We also adopted a budget and revised our internal financial reporting model. On a monthly basis the Company’s board of directors reviews the financial statements with management and variances between actual and budgeted results are discussed.

During the second quarter of fiscal 2009, we modified certain procedures related to our disbursement program including requirements that all checks require two signatures and that bank reconciliations be reviewed by both our CEO and CFO. We also began a program to back-up our computer systems. Following the end of the second quarter, we implemented a new payment service. We will continue to develop internal control procedures relating to purchasing, accounts payable and disbursements during the third quarter of fiscal 2009.

Because the remediation process is still in its initial stages, and due to our limited personnel resources, we can give no assurances when it will be completed.

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

In connection with the consummation of the Share Exchange, IDCX sold 2,842,000 shares of common stock of IDCX for gross aggregate proceeds of $2,131,500 in a private placement.  In view of our current burn rate, and the fact that future revenues can not be assured, we may need to raise additional capital in order to remain a going concern through the end of our current fiscal year.  In any event, we will require additional working capital to continue to implement our plan of operation and desire additional capital to allow us more flexibility in implementing our plan of operation and exploring more growth opportunities. We plan on engaging in future financing activities within the next six months to raise additional capital for our operations. Such financing activities could include issuing debt or equity securities in the Company and could result in a dilution of the Company’s existing share capital.

We can give no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available, we may not be able to continue to develop and expand our operations as currently planned and we may be required to scale back our plans in order to conserve cash, to terminate staff or to cease operations until we are able to raise additional financing.

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

We believe that the identification card market will demonstrate increased demand in future periods. Our current staffing levels could affect our ability to respond to increased demand for our services. As of July 31, 2008, we had only 3 full-time employees and 1 part-time employee.  In order to meet any increased demand and take advantage of new business opportunities in the future, we will need to increase our workforce through additional employees or contract labor, which would increase our costs. If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability.

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

Our business is based in part on patented technology. New employees will require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered.

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

Our future growth will depend on intellectual property owned by third parties and may be subject to infringement claims and other litigation, which could adversely affect our business.

Our business strategy relies, in part, on deployment of the LQard Technology by Fortress Paper and its wholly owned subsidiary, Landqart. To protect our licensed intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. Unlicensed copying and use of our licensed intellectual property or illegal infringements of such licensed intellectual property rights represent potential losses of revenue.

We do not own any patents.  Landqart owns the patent rights and other intellectual property rights in the LQard Technology and, as a result, we are reliant on the ability of Landqart to maintain and successfully enforce its patent rights to the LQard Technology. If Landqart’s patents and other intellectual property rights to the LQard Technology are successfully challenged, invalidated, or otherwise eliminated or diminished, we may lose the exclusive rights to such technology and our competitive advantage in the industry could be adversely affected.

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

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of July 31, 2008.

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

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of July 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

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

We have a material weakness due to the lack of a documented and reviewed system of internal controls.  We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel.  During the second quarter of fiscal 2009 we began to change some of our internal control systems and began to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

Lack of segregation of duties.

We only have our CEO and CFO in our corporate offices and, as such, there is a lack of segregation of duties.  Many functions including; purchasing, accounts payable, bank reconciliations and month end closings, are not adequately segregated.  The lack of a proper segregation of duties can lead to individuals performing incompatible functions such as signing checks and preparing bank reconciliations.  During the second quarter of fiscal 2009, we modified certain procedures related to our disbursement program including the requirement that all checks require two signatures and bank reconciliations are reviewed by both the CEO and CFO.  We will continue to develop additional internal control procedures in these areas in the third quarter of fiscal 2009.  Due to our limited number of personnel, until such time as we have additional employees we may require additional oversight from our board of directors in addressing certain weaknesses related to a proper segregation of duties.

Inadequate disaster recovery program.

We do not currently have a comprehensive disaster recovery program.  During the first quarter of fiscal 2009, we implemented a computer back up solution as a first step in remediating this weakness.  Our efforts to improve our disaster recovery program are on-going.

Lack of controls over purchasing, accounts payable and disbursements.

Our employees are authorized to purchase goods and services and approve the related invoices for payment without obtaining supervisory approval or pursuant to a delegation of authority.  Additionally, the same employees are authorized to sign checks.  This lack of control and lack of segregation of duties can lead to errors and irregularities.  As discussed below in “Changes in Internal Control Over Financial Reporting,” we have implemented a delegation of authority and improved our internal control procedures related to check signing and bank reconciliation process.  We will continue to strengthen our internal controls in this area in future periods.

Lack of controls over payroll processing.

Our CEO and CFO are both authorized to individually initiate and approve our payrolls and related payroll functions.  Additionally, both individuals have access to our bank accounts.  The lack of proper controls could allow each of these individuals to conceal errors and irregularities related to payroll processing.  After the end of the second fiscal quarter of 2009, we implemented a new payroll service and we plan on updating our controls over payroll processing during the third fiscal quarter of 2009.

Our information technology system lacks appropriate application and general controls.

The application and general controls over our information and technology systems are not adequate. Our accounting software lacks appropriate controls and most computer generated reports are reviewed by the author without independent verification.  To partially compensate for this weakness, the Company’s board of directors receives monthly financial statements that compare actual results to budgeted results and variances are analyzed.

As a result of the material weaknesses described above, management concluded that, as of July 31, 2008, we did not maintain effective control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

During the second fiscal quarter of 2009, we began to change some of our internal control procedures and to document these changes.  We also eliminated some of the deficiencies relating to our purchasing, disbursement and bank reconciliation functions, including adding a requirement that all checks require two signatures and that bank reconciliations be reviewed by both our CEO and our CFO.  Following the end of the second quarter we implemented a new payroll service.  We plan on establishing policies and procedures relating to purchasing, accounts payable and disbursements during the third quarter of fiscal 2009.    To the extent reasonably possible, we will continue to seek the advice of outside consultants and internal resources to implement additional controls.

Because the remedial actions additionally require hiring of personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for several quarters may be required before management may be able to conclude that the material weaknesses have been remediated.

Item 4T. Controls and Procedures

Not applicable.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any material pending legal proceeding.

Item 1A.  Risk Factors

See, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

IDCENTRIX, INC. (Registrant)
Date: September 11, 2008	By: /s/ Francine Dubois
Francine Dubois President and Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2008	By: /s/ David E. Fractor
David E. Fractor Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.