Form 10-Q
period 2008-10-31
iDcentrix, Inc.
filed 2008-12-15
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended October 31, 2008
OR
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

At December 2, 2008, there were 32,242,000 shares of common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Condensed Consolidated Balance Sheets as of October 31, 2008 (Unaudited) and January 31, 2008	2
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2008 and 2007 and for the Cumulative Period from January 3, 2007 (Inception) to October 31, 2008 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2008 and 2007 and for the Cumulative Period from January 3, 2007 (Inception) to October 31, 2008 (Unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity for the Period January 3, 2007 (Inception) to January 31, 2008 and the Nine Months Ended October 31, 2008 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended October 31, 2008 (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
Item 4T. Controls and Procedures	31
PART II OTHER INFORMATION	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	32
SIGNATURES	33

-i-

Forward-Looking Statements

This report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control.  These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, our plans to develop and implement a strategic marketing plan and enhance our product offerings, our expectations with respect to the future contributions of recently hired employees and our plans to hire additional marketing and technical employees, our plans to consider possible acquisitions, statements with respect to our beliefs with respect to growth in the market for security cards and other security-related technology, statements with respect to our expectations or beliefs with respect to future competition, statements with respect to our plans and expectations about research and development and statements concerning our need for and ability to attract additional capital.  We have no duty to update these statements.  Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements due to various factors, including the risks, uncertainties and other factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended January 31, 2008, and in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$636,681	$2,117,091
Prepaid expenses	56,869	29,969

Total current assets	693,550	2,147,060

Property and equipment, net	25,886	8,862

Other Assets
Security deposits	4,730	4,730
Sublicensing agreements	179,143	203,572

Total other assets	183,873	208,302

Total Assets	$903,309	$2,364,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$197,633	$673,306
Accrued expenses	129,104	85,440

Total liabilities	326,737	758,746

Commitments and contingencies

Stockholders' equity
Common stock, $0.00001 par value, 100,000,000 shares
authorized; 32,242,000 shares issued and outstanding at October 31, 2008 and 31,742,000 shares issued and outstanding at January 31, 2008	322	317
Additional paid-in capital	3,849,607	3,320,557
Deficit accumulated during the development stage	(3,273,357)	(1,715,396)

Total Stockholders' Equity	576,572	1,605,478

Total Liabilities and Stockholders' Equity	$903,309	$2,364,224

See notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					Cumulative
					Period From
					January 3,
					2007
	Three Months Ended		Nine Months Ended		(Inception) to
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	442,557	321,683	1,585,162	739,643	3,263,155
Research and development	-	-	-	40,096	40,096

Loss from Operations	(442,557)	(321,683)	(1,585,162)	(779,739)	(3,303,251)

Interest Income	4,830	1,920	27,201	2,252	29,894

Net Loss	$(437,727)	$(319,763)	$(1,557,961)	$(777,487)	$(3,273,357)

Basic and diluted net loss
per share common	$(0.01)	$(0.04)	$(0.05)	$(0.12)

Weighted average number of
common shares outstanding	31,824,391	8,500,000	31,788,745	6,311,941

See notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative
			Period From
			January 3,
			2007
	Nine Months Ended		(Inception) to
	October 31,		October 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(1,557,961)	$(777,487)	$(3,273,357)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	28,099	18,451	56,277
Fair value of vested stock options	75,563	45,644	144,041
Fair value of restricted stock issuances	81,000	-	394,500
Fair value of stock issued to employee	-	-	50,000
Changes in operating assets and liabilities
Prepaid expenses and security deposits	(26,900)	(21,731)	(60,070)
Accounts payable	(475,673)	208,401	140,772
Accrued expenses	43,664	25,153	127,575

Net cash used in operating activities	(1,832,208)	(501,569)	(2,420,262)

Cash Flows from Investing Activities
Net cash received in reverse merger with Sterling Gold	-	-	503,055
Purchase of property and equipment	(20,694)	(12,612)	(33,306)
Net cash (used in) provided by investing activities	(20,694)	(12,612)	469,749

Cash Flows from Financing Activities
Deferred offering costs	-	(15,000)	-
Net proceeds from issuance of common stock	372,492	656,293	2,587,194
Net cash provided by financing activities	372,492	641,293	2,587,194

Net (decrease) increase in cash	(1,480,410)	127,112	636,681

Cash and Cash Equivalents, Beginning of Period	2,117,091	-	-

Cash and Cash Equivalents, End of Period	$636,681	$127,112	$636,681

Supplemental non cash investing and financing activities:
Issuance of common stock for sublicense agreement	$-	$228,000	$228,000
See notes to condensed consolidated financial statements

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JANUARY 31, 2008 AND
THE NINE MONTHS ENDED OCTOBER 31, 2008 (unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 3, 2007	-	$-	$-	$-	$-

Net loss	-	-	-	(40,000)	(40,000)

Balance, January 31, 2007	-	-	-	(40,000)	(40,000)

Private placements of common stock:
Shares issued at $0.10 per share	3,400,000	34	310,310		310,344
Shares issued at $0.30 per share	1,100,000	11	301,186		301,197
Shares issued at $0.75 per share	2,342,000	23	1,603,138		1,603,161

Fair value of vested stock options issued to employees	-	-	68,478	-	68,478

Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	920,000	9	313,491	-	313,500

Fair value of stock issued to employee ($0.10 per share)	500,000	5	49,995	-	50,000

Fair value of common stock issued in exchange for sublicense (A)	10,000,000	100	227,900	-	228,000

Shares issued pursuant to share exchange with Sterling Gold Corp.($0.04 per share)	13,480,000	135	446,059	-	446,194

Net loss	-	-	-	(1,675,396)	(1,675,396)

Balance, January 31, 2008	31,742,000	317	3,320,557	(1,715,396)	1,605,478

Private placement of common stock at $0.75 per share	500,000	5	372,487	-	372,492

Fair value of vested stock options issued to employees	-	-	75,563	-	75,563

Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	-	-	81,000	-	81,000

Net loss	-	-	-	(1,557,961)	(1,557,961)

Balance, October 31, 2008 (unaudited)	32,242,000	$322	$3,849,607	$(3,273,357)	$576,572

(A)  3.5 million shares were valued at $0.065 per share and 6.5 million shares were valued at nil.

See notes to condensed consolidated financial statements.

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Months Ended October 31, 2008

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

Basis of Presentation and Going Concern

In the opinion of management, the accompanying (a) consolidated balance sheet as of January 31, 2008, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and nine months ended October 31, 2008 and 2007 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the consolidated financial position of the Company as of October 31, 2008, the results of its consolidated operations for the three and nine months ended October 31, 2008 and 2007, and its consolidated cash flows for the nine months ended October 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

These condensed consolidated financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008, as filed with the Securities and Exchange Commission on May 15, 2008 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the condensed consolidated financial statements for 2008 are incorporated by reference from the Notes to

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Months Ended October 31, 2008

Consolidated Financial Statements as of January 31, 2008 as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2008. The results of operations for the three and nine months ended October 31, 2008 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending January 31, 2009. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, including research and development and obtaining financing. Through October 31, 2008, the Company has incurred accumulated losses of approximately $3,273,000. Successful completion of the Company’s development programs and its transition to attaining profitable operations is dependent upon obtaining financing adequate to complete its product development and the successful market introduction of its product and services.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents.  The Company places its cash and cash equivalents with high credit quality financial institutions.  From time to time such cash balances may be in excess of the FDIC insurance limit of $250,000.

Equity Based Compensation

The Company periodically issues restricted stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Months Ended October 31, 2008

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

As of October 31, 2008, no adjustments have been made to the carrying values of long-lived assets based upon management’s assessment. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Loss per common share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  The 13,480,000 shares issued to the legal acquirer are included in the weighted average share calculation from January 31, 2008, the date of the exchange agreement.

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At October 31, 2008, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 1,110,000 common shares and 12,375,000 warrants to acquire 6,187,000 common shares. Since the Company reported a net loss for the three and nine months ended October 31, 2008, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Months Ended October 31, 2008

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 was issued in December 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective January 3, 2007. At October 31, 2008, the Company estimates that it will not have to pay any estimated penalties in connection with its outstanding registration rights obligations. (see Note 4)

Recent Accounting Pronouncements

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
For the Three and Nine Months Ended October 31, 2008

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s condensed consolidated results of operations, financial position, or cash flows.

NOTE 3 -           PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	October 31, 2008	January 31, 2008
Trade show equipment	$4,775	$4,775
Computer equipment	6,433	5,397
Demonstration equipment	19,658	-
Leasehold improvement	2,440	2,440
	33,306	12,612

Accumulated depreciation and amortization	(7,420)	(3,750)

Property and equipment, net	$25,886	$8,862

Depreciation and amortization expense for the three and nine months ended October 31, 2008 was $1,387 and $3,670, respectively.  For the three and nine months ended October 31, 2007 depreciation and amortization expense was $1,020 and $2,165, respectively.   For the period January 3, 2007 (inception) to October 31, 2008 depreciation and amortization expense was $7,420.

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

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Months Ended October 31, 2008

The Company was required to expend a minimum amount of $2 million on research and development to improve the licensed technology during the initial five (5) years under the two sublicense agreements with a minimum expenditure of $800,000 by January 31, 2010.  As of October 31, 2008, the Company has not expended any amounts for research and development as provided under the agreements and it does not anticipate expending any amounts on research and development during the remainder of fiscal 2009.  Subsequent to October 31, 2008, the Company and Fortress amended the agreement to remove all minimum research and development expenditure requirements.

In conjunction with the Canadian and Worldwide Sublicensing Agreements, the Company also signed a Registration Rights Agreement with Fortress. Per such agreement, the Company is required to register Fortress’s common shares of the Company in 2,500,000 increments, with (a) the registration statement for such initial tranche required to be filed no later than ninety (90) days subsequent to the effective date of the Exchange Agreement, and (b) the Company is required to use its best efforts to have the registration statement effective no later than one hundred eighty (180) days subsequent to the effective date of the Exchange Agreement. Additionally, Fortress is permitted to request future registrations for its remaining shares in 2,500,000 share tranches on each anniversary relative to the initial registered tranche.  Subsequent to October 31, 2008, Fortress agreed to defer the filing date of the second registration statement for a period of three months.  The Company is required to use its best efforts to have this registration statement effective no later than one hundred eighty (180) days subsequent to the filing of the second registration statement.  The filing requirements for the remaining registration statements remain unchanged.

In the event that the Company does not (a) meet any of the registration deadlines discussed above, (b) does not maintain the effectiveness of a previously filed registration statement as required under this agreement or (c) does not meet other requirements discussed in the agreement, then the Company must pay damages to Fortress as defined in the agreement. The registration rights agreement requires the payment of liquidated damages to Fortress calculated as the total Transfer Restricted Shares multiplied by $0.75 multiplied by the sum of the prime rate (as defined by the Royal Bank of Canada) plus 5% per annum applied to the number of days delinquent in the filing. On April 25, 2008, a waiver of the potential liability for failure to timely file a registration statement covering the registration of the initial tranche of common stock was obtained from Fortress. The waiver was effective from May 1, 2008 to May 15, 2008 and the Company filed the initial registration statement on May 15, 2008.  The registration statement was declared effective by the SEC on October 23, 2008.

Sublicense agreements consist of the following at:

	October 31, 2008	January 31, 2008
Sublicense agreement	$228,000	$228,000

Accumulated amortization	(48,857)	(24,428)

Sublicense agreement, net	$179,143	$203,572

The Company is amortizing the value of the Canadian Sublicense Agreement over a 7-year period, management’s estimate of the useful life of the agreement. Amortization expense for the three and nine months ended October 31, 2008 was $8,141 and $24,429, respectively.  For the three and nine months ended October 31, 2007 amortization expense was $8,143 and $16,286 respectively.  Amortization expense for the period January 3, 2007 (“inception”) to October 31, 2008 was $48,857.   Amortization expense for the next five years is expected to be $32,571 per year.

NOTE 5 -	COMMON STOCK

During the nine months ended October 31, 2008, the Company completed a private placement offering resulting in the sale of 500,000 shares of common stock at $0.75 per share and received net proceeds after offering costs of approximately $372,000.

During the nine months ended October 31, 2008, the Company recognized $81,000 of expense related to the vesting of shares of common stock covered by restricted stock awards granted to members of the Company’s board of directors under the Equity Participation Plan described in Note 6, below.

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

For the three and nine months ended October 31, 2008, the Company recognized $31,116 and $75,563, respectively, of compensation expense related to the fair value of the vested stock options.  For the three and nine months ended October 31, 2007, the Company recognized $22,818 and $45,644, respectively, of compensation expense related to the fair value of the vested stock options.  For the period January 3, 2007 (“inception”) to October 31, 2008, the Company recognized $144,041 of compensation expense related to the fair value of the vested stock options.

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Months Ended October 31, 2008

Activity under the Plan for the nine months ended October 31, 2008 is as follows:

	Options Outstanding	Intrinsic Value	Weighted Average Exercise Price
Options outstanding at January 31, 2008	1,000,000		$0.30
Granted	110,000		$1.40
Exercised	-		$-
Forfeited	-		$-

Options outstanding at October 31, 2008	1,110,000	$-	$0.41

Options exercisable at October 31, 2008	525,000	$-	$0.35

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s stock for the 1,110,000 options outstanding and 525,000 options exercisable.  As of October 31, 2008, no options were in-the-money and the intrinsic value for exercisable and non-exercisable options was nil.

A summary of the status of the Company’s non vested options granted under the Company’s stock option plan as of October 31, 2008 and changes during the nine months ended October 31, 2008 is presented below:

Non Vested Options	Options	Weighted Average Grant Date Fair Value

Non vested options at January 31, 2008	750,000	$0.164
Granted	110,000	$0.812
Vested	275,000	$0.223
Forfeited	-	$-
Non vested options at October 31, 2008	585,000	$0.258

The following table summarizes information regarding options outstanding and exercisable as of October 31, 2008:

Options Outstanding				Options Exercisable
	Number	Weighted		Number		Weighted
	Outstanding	Average	Weighted	Exercisable	Weighted	Average
Range of	as of	Remaining	Average	as of	Average	Remaining
Exercise	October 31,	Contractual	Exercise	October 31,	Exercise	Contractual
Prices	2008	Life	Price	2008	Price	Life
$0.30	1,000,000	5.50	$0.30	500,000	$0.30	5.50
$1.40	110,000	9.50	$1.40	25,000	$1.40	9.50
$0.30-$1.40	1,110,000	5.90	$0.41	525,000	$0.35	5.69

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Months Ended October 31, 2008

As of October 31, 2008, the Company had not yet recognized compensation cost totaling approximately $108,947 on non-vested awards. The weighted average period over which this will be recognized is 15 months.

Stock Warrants

As of October 31, 2008, the Company has 12,375,000 warrants for the purchase of 6,187,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share. Each warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012.

NOTE 7 -	INCOME TAXES

At October 31, 2008, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $3,800,000 for Federal purposes and $3,500,000 for state purposes. The Federal carryforward expires in 2023 and the state carryforward expires in 2012. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

Significant components of the Company’s deferred income tax assets consist of the following as of:

	October 31, 2008	January 31, 2008
Deferred tax asset:
Net operating loss carryforward	$1,653,000	$941,000
Valuation allowance	(1,653,000)	(941,000)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Tax expense at the U.S. statutory income tax rate	(34.00)%	(34.00)%	(34.00)%	(34.00)%
Increase in valuation allowance	34.00%	34.00%	34.00%	34.00%
Effective tax rate	-	-	-	-

IDCENTRIX
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Months Ended October 31, 2008

Effective January 3, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)— an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of October 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of October 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We expect that our sales and marketing activities will continue to be the cornerstone of the Company’s activities for the remainder of fiscal 2009. Our objective is to gain customers through a consistent presence at trade shows around the world, participating in industry associations, engaging in public relations activities, entering into partnering agreements with other service providers and pursuing speaking engagements. We believe that IDCX’s initial exposure in fiscal 2008 was positive and that by reinforcing our current presence vis-à-vis our competitors and end-users, our technology will gain attention in the market and customers will begin seeking our products and services.

We have entered into certain marketing agreements with companies that have established market presence in certain targeted countries.  We believe that our association with these partners, usually systems integrators or prime contractors who sell to government agencies, will increase our business opportunities.  We also market our products directly to governmental agencies.

We do not anticipate securing any large transactions with governments in the near future, as governments generally move slowly with the incorporation of new technologies. However, we plan to engage in strategic opportunities in an effort to accelerate growth while developing our management team and integrating industry expertise.

As of October 31, 2008, we have approximately $637,000 of cash, which may not be enough money to operate through the remainder of fiscal 2009. We will need to raise additional capital in order to execute our business plan. We will attempt to raise additional money through private placements and public offerings.  We can give no assurance that future financing will be available to us on acceptable terms or at all.  If financing is not available, we may not be able to continue to develop and expand our operations as currently planned and we may be required to scale back our plans in order to conserve cash, to terminate staff or to cease operations until we are able to raise additional financing.

Our sublicensing agreements with Fortress Paper originally required us to conduct $2 million of research and development over the first five years of the term, of which, $800,000 was allocated to be spent during the two year period beginning on January 31, 2008. On December 11, 2008, the agreements with Fortress were amended to remove these requirements.  However, the Company anticipates that it will need to conduct certain research and development activities to further enhance the marketability of its products, and recently added technical expertise to support these initiatives.

During the quarter ended October 31, 2008, we acquired approximately $20,000 of equipment for demonstration purposes.  Over the next year we anticipate purchasing an additional $35,000 of equipment to be primarily used for demonstration purposes to assist our sales and marketing efforts. Most likely the acquisition of this equipment will be with cash as the Company does not anticipate being able to establish a credit facility.

As a result of our current limited cash availability we do not anticipate hiring any additional employees for the foreseeable future.  If we are able to raise additional financing, we may modify these plans and engage full or part time employees, or independent contractors, to facilitate our sales and marketing efforts and provide technical support.  We are also taking steps to reduce our expenses by reducing staff and modifying employment agreements.  The lease for our corporate headquarters expires on February 28, 2009 and we are considering the relocation of our corporate offices to reduce facility related expenses.

If we are unable to complete any phase of our plan of operations because we do not have enough liquidity, we may be required to scale back our plans in order to conserve cash, to terminate staff or to cease operations until we are able to raise additional financing.

Results of Operations

Three Months Ended October 31, 2008 Compared to the Three Months Ended October 31, 2007

For the three months ended October 31, 2008, we incurred a net loss of approximately $438,000 compared to a net loss of approximately $320,000 during the three months ended October 31, 2007.  During the three months ended October 31, 2007, the Company began its sales and marketing activities.  The increase in expenses during the three months ended October 31, 2008 reflects the hiring of sales,  marketing and technical personnel, attendance at trade shows and conferences, and fees paid to outside consultants and professionals.

Nine Months Ended October 31, 2008 Compared to the Nine Months Ended October 31, 2007

For the nine months ended October 31, 2008, we incurred a net loss of approximately $1,558,000 compared to a net loss of $777,000 during the same period in the prior year.  During the nine months ended October 31, 2007, our activities were limited to basic administrative functions and ramping up our sales and marketing activities.  The Company had only one employee during this period.  The increase in expenses for the nine months ended October 31, 2008 reflects the hiring of sales, marketing and technical personnel, attendance at trade shows and conferences, board of director compensation, and fees paid to outside consultants and professionals.

Liquidity and Capital Resources

As of October 31, 2008, we have not generated any revenue and we have cash on-hand of approximately $637,000.  At the present time, our expenses are running at the rate of approximately $150,000 per month.  Considering our current burn rate, we are unable to provide assurance that we will have sufficient capital resources available through the end of our fiscal year without raising additional capital.  In the event that we do not have sufficient capital to finance our operations through the end of the fiscal year, we may be required to scale back our plans in order to conserve cash, to terminate staff or to cease operations until we are able to raise additional financing.

During the nine months ended October 31, 2008, we issued 500,000 shares of common stock in a private placement in exchange for approximately $372,000 of net proceeds.

Our sublicensing agreements with Fortress Paper originally required us to conduct $2 million of research and development over the first five years of the term, of which, $800,000 was allocated to be spent during the two year period beginning on January 31, 2008. On December 11, 2008, the agreements with Fortress were amended to remove these requirements.  However, the Company anticipates that it will need to conduct certain research and development activities to further enhance the marketability of its products, and recently added technical expertise to support these initiatives.

During the second fiscal quarter of 2009, the Company began to seek additional equity through private placements.  To date, the Company has been unsuccessful in raising additional equity.  The Company believes that the current market conditions, coupled with the Company’s lack of revenue, have been deterrents to its ability to raise capital.  The Company will continue to seek additional sources of capital; however, there can be no assurance that additional capital can be raised on terms that will be acceptable to the Company or at all.  If the Company is successful in raising capital, it may result in significant dilution to existing shareholders.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Going Concern

We incurred net losses of approximately $438,000 and $1,558,000, respectively, during the three month and nine month periods ended October 31, 2008, and a cumulative net loss of approximately $3,273,000 since inception.  Accordingly, there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations is dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services and this loss may impact our ability to raise additional funds to adequately execute our business plan.  Although we currently have products that are commercially available for sale, we will require additional funds to finance working capital needs.  Additional funds will also be needed to further develop the product.  Although the exact amount of additional funding that will be required is not presently known, management has estimated that it will need to raise a minimum of $4 million over the next twelve to twenty-four months in order to continue our development.  At the present time, our expenses are running at the rate of approximately $150,000 per month.

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

Equity Based Compensation

The Company periodically issues restricted stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.

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

As of October 31, 2008, no adjustments have been made to the carrying values of long-lived assets based upon management’s assessment. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

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

Going Concern.

We incurred net losses of approximately $438,000 and $1,558,000, respectively, during the three month and nine month periods ended October 31, 2008, and a cumulative net loss of approximately $3,273,000 since inception.  Accordingly, there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations is dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services and this loss may impact our ability to raise additional funds to adequately execute our business plan.  Although we currently have products that are commercially available for sale, we will require additional funds to finance working capital needs.  Additional funds will also be needed to further develop the product.  Although the exact amount of additional funding that will be required is not presently known, management has estimated that it will need to raise a minimum of $4 million over the next twelve to twenty-four months in order to continue our development.  At the present time, our expenses are running at the rate of approximately $150,000 per month.

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

Our present directors and management succeeded to their positions on January 31, 2008 and had no opportunity to plan, implement and evaluate the Company’s system of internal control over financial reporting prior to assuming their current positions.  Since January 31, 2008, our management has been focused on beginning the implementation of its business plan and has begun to fully consider the implementation of a system of internal control appropriate to its level of business and operations.  We still have only four full-time employees and one part-time employee.  We intend to develop a system of internal control over financial reporting appropriate under SOX for a company of our size and complexity and to remediate the deficiencies that exist as promptly as reasonably practical.  As described below, we have taken certain steps to begin the remediation process.

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

During the third quarter of fiscal 2009, we implemented a procedure whereby one of the Company’s outside board members reviews our monthly bank reconciliations.  We also implemented a new payroll system and strengthened our controls over payroll.

The remediation process is on-going, and due to our limited personnel resources and cash availability, we can give no assurances when it will be completed.

We may be required to hire additional employees or consultants to address these weaknesses and may experience higher than anticipated capital expenditures and operating expenses in order to implement the necessary changes. Our limited cash availability may make it difficult to implement the necessary changes. If we are unable to address these weaknesses effectively, or if other weaknesses develop, there could be a material adverse effect on our business, financial condition and results of operations. If we are unsuccessful in implementing or following a remediation plan, or fail to update our internal control as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately, or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

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

Pursuant to the Second Sub-License Agreement, we will use commercially reasonable efforts to actively coordinate research and development activities.  We will rely upon Landqart, the owner of the LQard Technology, to aid in the research and development of new and expanded LQard technologies. We will not own the rights to any further developments of the LQard Technology and will retain only our current sub-licensing rights over any such developments. We exercise no control over Landqart. If we are unable to successfully co-operate with Landqart in the development and expansion of the LQard Technology, or if Landqart is unable to further develop the LQard Technology, we may be unable to compete within our market and our revenues could be adversely affected.

We will need to retain additional employees or contract labor in the future in order to take advantage of new business opportunities arising from increased demand, which could impede our ability to achieve or sustain profitability.

We believe that the identification card market will demonstrate increased demand in future periods. Our current staffing levels could affect our ability to respond to increased demand for our services. As of October 31, 2008, we had only 4 full-time employees and 1 part-time employee.  In order to meet any increased demand and take advantage of new business opportunities in the future, we will need to increase our workforce through additional employees or contract labor, which would increase our costs. If we experience such an increase in costs, we may not succeed in achieving or sustaining profitability.

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

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of October 31, 2008.

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

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of October 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

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

Lack of segregation of duties.

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties.  Many functions, including, purchasing, accounts payable, bank reconciliations and month end closings, are not adequately segregated.  The lack of a proper segregation of duties can lead to individuals performing incompatible functions such as signing checks and preparing bank reconciliations.  During the second quarter of fiscal 2009, we modified certain procedures related to our disbursement program including the requirement that all checks require two signatures and bank reconciliations are reviewed by both the CEO and CFO.  During the third quarter of 2009, we implemented additional controls whereby a non-management member of our board of directors reviews our monthly bank reconciliations.  We also strengthened our payroll procedures.  Due to our limited number of personnel, until such time as we have additional employees we may require additional oversight from our board of directors in addressing certain weaknesses related to a proper segregation of duties.

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

Our CEO and CFO are both authorized to individually initiate and approve our payrolls and related payroll functions.  Additionally, both individuals have access to our bank accounts.  The lack of proper controls could allow each of these individuals to conceal errors and irregularities related to payroll processing.  During the third quarter of fiscal 2009, we modified our payroll controls so that the CEO and CFO both receive payroll reports from our payroll provider thereby providing an opportunity to timely identify errors and irregularities.

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

As a result of the material weaknesses described above, management concluded that, as of October 31, 2008, we did not maintain effective control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

The Company’s present directors and management succeeded to those positions on January 31, 2008 and had no opportunity to plan, implement and evaluate the Company’s system of internal control over financial reporting prior to assuming their current positions.  Since January 31, 2008, the Company’s management has been focused on beginning the implementation of its business plan and has begun to fully consider the implementation of a system of internal control appropriate to its level of business and operations.  The Company has only four full-time employees and one part-time employee.  The Company intends to develop a system of internal control over financial reporting appropriate under SOX for a company of its size and complexity and to remediate the deficiencies that continue to exist as promptly as reasonably practical.  As described below, we have taken certain initial steps to begin the remediation process.  However, because this process is still in its initial stages, and due to our limited personnel resources and cash availability, we can give no assurance as to when it will be completed.

During the second fiscal quarter of 2009, we began to change some of our internal control procedures and to document these changes.  We also eliminated some of the deficiencies relating to our purchasing, disbursement and bank reconciliation functions, including adding a requirement that all checks require two signatures and that bank reconciliations be reviewed by our CEO and CFO.  During the third quarter of fiscal 2009, we engaged a new payroll service and improved our payroll controls.  We also developed policies and procedures to improve our internal control over purchasing and accounts payable and added a requirement that a non-management member of the board of directors review our monthly bank reconciliations in addition to the CEO and CFO.  To the extent reasonably possible, we will continue to seek the advice of outside consultants and internal resources to implement additional controls.

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

IDCENTRIX, INC. (Registrant)
Date: December 15, 2008	By:	/s/ Francine Dubois
Francine Dubois President and Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2008	By:	/s/ David E. Fractor
David E. Fractor Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.