Form 10-K
period 2009-01-31
iDcentrix, Inc.
filed 2009-05-15
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
______________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 000-51263
______________________

iDcentrix, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4650531
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

______________________

444 N. Nash Street El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 321-5566
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2008) was approximately $11,450,000.

As of May 8, 2009, the registrant had 32,242,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TABLE OF CONTENTS

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

PART I

Item 1.  Business.

General

iDcentrix, Inc. (formerly known as Sterling Gold Corp.) was incorporated in the State of Nevada on January 26, 2004. The Company maintains its statutory registered agent’s office at 6100 Neil Road, Suite 400, Reno, Nevada 89544. We currently conduct our business operations primarily through our subsidiary, IDCX Co. (“IDCX”), which was formed as a Delaware corporation in January 2007 and became a wholly-owned subsidiary of iDcentrix on January 31, 2008 pursuant to a share exchange agreement whereby each share of IDCX was exchanged for one share of iDcentrix (the “Share Exchange”). The Company’s principal executive offices are located at 444 N. Nash Street, El Segundo, California 90245 and the Company’s telephone number is (310) 321-5566.

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

General Business Description

We are primarily engaged in the business of developing high-end security identification cards designed to combat identity fraud and other related criminal activities. We provide card production equipment and consumables to government ID card issuers and security printers.

We sub-license from Fortress Paper Ltd., a Canadian corporation (“Fortress Paper”), an international producer of security and other specialty papers, Landqart AG’s (a wholly-owned subsidiary of Fortress Paper) LQard® I and II technology (“LQard Technology”), on an exclusive basis in Canada, the United States and Mexico, and on a non-exclusive basis world-wide (excluding Switzerland and Africa).

Although we have not generated any revenue, we have signed partnering arrangements with various system integrators that have led to various proposals to governmental agencies in Latin American and the Caribbean.  Our activities have also included attending various industry trade shows and meetings with potential customers.

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

Going Concern

We incurred a net loss of approximately $2,097,000 for the fiscal year ended January 31, 2009 and a cumulative net loss of approximately $3,812,000 since inception (January 3, 2007) through January 31, 2009 and there is substantial doubt about our ability to continue as a going concern.  As of January 31, 2009, we had approximately $275,000 in cash.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months. We estimate that we will require minimum funding in fiscal year 2010 of approximately $1 million in order to fund our operations. Although we are actively seeking new sources of equity while attempting to generate revenue from operations and reducing expenses, there can be no assurances that we will be able to raise additional capital on terms that are acceptable to us or at all.  Additionally, there can be no assurance that we will be able to generate any revenue from operations.

Current market conditions, continued negative cash flows and lack of liquidity create significant uncertainty about our ability to fully implement our operating plan, as a result of which we may have to reduce the scope of our planned operations. If cash resources are insufficient to satisfy our liquidity requirements, we would be required to scale back or discontinue our operations, or obtain funds, if available, through strategic alliances that may require us to relinquish rights to certain of our technologies products, or to discontinue our operations entirely.

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

In consideration for the sub-licenses granted in the Second Sub-License Agreement, iDcentrix issued Fortress Paper an additional 6,500,000 iDcentrix Shares. All 10,000,000 iDcentrix Shares issued to Fortress Paper were exchanged for Sterling Gold Shares pursuant to the Share Exchange. As of May 8, 2009, Fortress Paper held approximately 31% of the issued and outstanding shares of the Company.

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

Landqart’s LQard Technology

The LQard Technology is a high security system which utilizes technology that melts specifically designed security paper manufactured by Landqart’s mill into a long-life polymer cover which cannot be separated. The resulting identity card is tamper proof because the security materials are in the substrates not on the substrate.

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

Products and Services

We utilize the LQard Technology to produce cards for high security identity applications, such as national identification cards, military identification cards, driver’s licenses, health insurance cards and voter identification cards (the “iDcentrix Card”). The iDcentrix Card utilizes Swiss banknote paper—counterfeit-proof security paper—to enhance the security of its identification cards. The iDcentrix Card offers its customers a variety of security features, including, but not limited to, custom watermarks, guilloche printing, iridescent ink, optical variable ink, UV fibers, UV light visible ink, high-resolution color image, optical variable device, thread with microtext, hologram, chip, 2D barcode, magnetic strip and two-color iris background, with which the customer may customize and further safeguard its identification card. Finally, to complete the securitization process, iDcentrix deep-welds and fuses the ID data and security features within a high-performance polycarbonate sleeve which mixes the polymer, the inks and the paper to create one impenetrable unit. This unique technology enables the production of a high quality, secure identification card because the security features and ID data are contained in the card, rather than printed or applied on the card. In addition, the translucency feature of the iDcentrix Card allows for easy authentication by visual inspection (such as verifying the watermark). The security feature-rich iDcentrix Card is well suited for identity cards, driver’s licenses, voter identification cards, health cards, and military ID’s where alteration or duplication are serious threats to security.

The Company’s products and services enable its customers to produce and issue security cards locally, utilizing an issuing system. Each issuing system will consist of hardware, a duplex-printer and a fusionator, consumables, bank note paper, security personalization inkjet inks, and polycarbonate pouches, and software to run the issuing system. Each issuing system will have a production capacity of approximately 100,000 cards per year.

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

Our business strategy relies, in part, on deployment of the LQard Technology by Fortress Paper and its wholly owned subsidiary, Landqart. To protect the Company’s intellectual property investments, we rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements. The Company is reliant on the ability of Fortress Paper and Landqart to maintain and successfully enforce their patent rights to the LQard Technology.

Sales and Marketing

During the past fiscal year we hired James Tate Preston as Vice President, Sales and Marketing.  Mr. Preston is a sales and marketing industry veteran who is familiar with the dynamics of the security identification card market. Mr. Preston hired an additional sales executive to assist him in establishing the necessary partnerships that will allow us access to present our technology to an audience with decision-makers for targeted sectors and entities.

During the past fiscal year, we have attended and presented our products at domestic and international trade shows.  We have also entered into several strategic relationships with various system integrators.  As a result of these activities we have created significant awareness of our product and capabilities.  Additionally, in conjunction with our strategic partners, we have made several proposals to governmental agencies in Latin America and the Caribbean.  While we are not assured that we will be awarded any of the contracts upon which we have made proposals, we believe we have established name recognition in the industry.

Competition

We compete for identity card business with other security technology suppliers, including companies like L-1 Identity Solutions, Inc. (biometrics), LaserCard Corporation and Giesecke & Devrient. Because we believe that few competitors actually exist in the high-end secure identity card market and that any existing competitors offer similarly limited features and cards with imitation banknote security features, we believe we will succeed in penetrating the market and positioning our product as a more secure alternative.

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

The Company was required to expend a minimum amount of $2 million on research and development to improve the licensed technology during the initial five (5) years under the two sublicense agreements with a minimum expenditure of $800,000 by January 31, 2010.  During the year ended January 31, 2009, the agreement was amended to remove all minimum research and development expenditure requirements and no amounts were expended for research and development.

To date, we have not expended any amounts on research and development.

Environmental Laws Compliance

To date, compliance with federal, state and local laws relating to the protection of the environment have not had a material effect upon our capital expenditures, results of operations or competitive position.

Employees

As of May 8, 2009, we had 3 full-time employees and 1 part-time employee. Our Chief Financial Officer and Treasurer, is a part-time employee. We anticipate that we will require additional employees to implement our plan of operation, including hiring an engineer to oversee all technical aspects of product management and support and research and development.

Segment Information

Our management views our operations as one segment.

Geographic Areas

While we plan to market our products and services internationally, to date we have not derived any material revenues from outside the United States. We do not hold any material assets located outside the United States.

Available Information

Our website can be found at http://www.iDcentrix.com. Information contained on our website is not a part of this document. We make available free of charge, on or through the Investor Information section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Upon request we also will provide you with a copy of these filings, at no cost, when you contact us at: iDcentrix, Inc., 444 N. Nash Street, El Segundo, CA 90245, Attention: Chief Financial Officer. Our telephone number is (310) 321-5566.

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

We have limited operating history.

We have a limited operating history upon which an evaluation of our future success or failure can be made. We have limited assets, no customer contracts, and our prospects of future profitable operations may be delayed or never realized. We may encounter difficulties that prevent us from operating the business as intended or that will prevent us from doing so in a profitable manner. Our business must be evaluated in view of long lead times in the adoption and implementation of business plans, possible delays, additional expenses, and other unforeseen complications that are often encountered by new business ventures.

Going Concern.

We incurred a net loss of approximately $2,097,000 for the fiscal year ended January 31, 2009 and a cumulative net loss of approximately $3,812,000 since inception (January 3, 2007) through January 31, 2009 and there is substantial doubt about our ability to continue as a going concern.  As of January 31, 2009, we had approximately $275,000 in cash.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months. We estimate that we will require minimum funding in fiscal year 2010 of approximately $1 million in order to fund our operations. Although we are actively seeking new sources of equity while attempting to generate revenue from operations and reducing expenses, there can be no assurances that we will be able to raise additional capital on terms that are acceptable to us or at all.  Additionally, there can be no assurance that we will be able to generate any revenue from operations.

Current market conditions, continued negative cash flows and lack of liquidity create significant uncertainty about our ability to fully implement our operating plan, as a result of which we may have to reduce the scope of our planned operations. If cash resources are insufficient to satisfy our liquidity requirements, we would be required to scale back or discontinue our operations, or obtain funds, if available, through strategic alliances that may require us to relinquish rights to certain of our technologies products, or to discontinue our operations entirely.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial conditions and results of operations accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting as of January 31, 2009 under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we determined that we have material weaknesses which could adversely impact our ability to provide timely and accurate financial information. During the fiscal year ended January 31, 2009, we began remediation efforts on these weaknesses. However, our limited number of employees and our limited financial revenues have restricted our ability to address these weaknesses.  In order to address these weaknesses effectively, we may be required to hire additional employees or consultants to address them and may experience higher than anticipated capital expenditures and operating expenses in order to implement the necessary changes. If we are unable to address these weaknesses effectively, or if other weaknesses develop, there could be a material adverse effect on our business, financial condition and results of operations. If we are unsuccessful in implementing or following a remediation plan, or fail to update our internal control as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately, or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

Furthermore, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Our business model is unproven and may not generate revenues sufficient for the Company to continue as a going concern.

There can be no assurance that sufficient numbers of customers will make use of our intended products or related services, and thus we may not be able to generate the revenues necessary to remain a going concern. To date, we have not generated any revenue.  There can be no assurance that our strategy will become or remain a viable vehicle for the marketing of products and services in the identification security card industry. If the business model or strategies do not become viable or effective, our business, financial condition and results of operations would be materially and adversely affected.

We will require future financing to continue as a going concern.

We estimate that we will require minimum funding in fiscal year 2010 of approximately $1 million in order to fund our operations. We have been seeking additional financing and plan to continue those efforts to raise additional capital for our operations. Such financing activities could include issuing debt or equity securities in the Company and could result in a dilution of the Company’s existing share capital.

Current market conditions and continued negative cash flows create significant doubt as to our ability to obtain financing and therefore, we can give no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

We will need to conduct research and development to improve the marketability of the LQard Technology.  We will rely upon Landqart, the owner of the LQard Technology, to aid in the research and development of new and expanded LQard technologies. We will not own the rights to any further developments of the LQard Technology and will retain only our current sub-licensing rights over any such developments. We exercise no control over Landqart. If we are unable to successfully co-operate with Landqart in the development and expansion of the LQard Technology, or if Landqart is unable to further develop the LQard Technology, we may be unable to compete within our market and our revenues could be adversely affected.

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

During fiscal year 2009 we leased office space for our corporate headquarters in El Segundo, California for which we paid rent in the amount of $3,715 per month through February 29, 2008 and $3,827 per month for the period from March 1, 2008 to expiration on February 28, 2009.  The lease on this facility was not renewed and we moved into a new facility on March 1, 2009.

Our Chief Executive Officer and Chief Financial Officer now utilize a limited amount of office space in El Segundo, California on a rent free basis on an interim basis.  In the event that we need to hire additional personnel, we will require additional office space.

Item 3.  Legal Proceedings.

We are not currently involved in any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTC Bulletin Board under the ticker symbol “IDCX”. The following table sets forth the range of high and low bid information for our common stock for each full quarterly period during each of the past two fiscal years:

	High Bid	Low Bid
For the fiscal year ending on 1-31-09
Fourth Quarter 11-1-08 to 1-31-09	$0.40	$0.11
Third Quarter 8-1-08 to 10-31-08	$0.65	$0.12
Second Quarter 5-1-08 to 7-31-08	$1.55	$0.30
First Quarter 2-1-08 to 4-30-08	$1.55	$0.35

For the fiscal year ending on 1-31-08
Fourth Quarter 11-1-07 to 1-31-08	$0.70	$0.50
Third Quarter 8-1-07 to 10-31-07	$0.70	$0.62
Second Quarter 5-1-07 to 7-31-07	$1.37	$0.56
First Quarter 2-1-07 to 4-30-07	$1.50	$0.61

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of May 8, 2009, there were approximately 60 shareholders of record of our common stock.

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

Sales and marketing activities were our focus during fiscal 2009.  We attended domestic and international trade shows, participated in industry associations, engaged in public relations activities and entered into partnering agreements with other service providers.  The goal of these activities was to gain attention in the market and to introduce our technology to potential customers.

During fiscal 2009, we entered into several partnering agreements with other service providers.  The purpose of these agreements is to provide opportunities to make proposals to government agencies.  As a result of these partnering agreements, we have made proposals to various government agencies in Latin America and the Caribbean.  Governmental agencies typically have long sales cycles.  To date, these proposals remain outstanding and no assurance can be provided on the likelihood that we will be awarded any of these contracts.   We anticipate following up on these proposals during the first quarter of fiscal 2010.

We will need additional capital in fiscal 2010.  As of January 31, 2009, we had approximately $275,000 in cash.  Prior to our fiscal year end, we made certain cost reductions.  Those reductions included the termination of our Director of Product Development and reduced compensation to our remaining employees.  Subsequent to January 31, 2009, we undertook additional measures to reduce expenses.  These included (i) our remaining employees agreed to additional salary reductions; (ii) we relocated our corporate offices to a temporary facility on a rent free basis, (iii) our board members agreed to waive the cash component of their compensation, (iv) we undertook initiatives to reduce our legal expenses, (v) we reduced our travel expenses and eliminated our attendance at trade shows.  As a result of these initiatives, we significantly reduced our cash expenses.

We are also attempting to raise additional capital.  However, given the tight equity markets and our lack of revenue, we have been unsuccessful in these efforts to date.  We believe that our ability to raise additional capital would be enhanced in the event we are able to enter into one or more customer contracts  If we are unsuccessful in entering into any contracts, we may not be able to raise additional capital and we will need to terminate the execution of our business plan.  If that were to occur, we would terminate all remaining employees and eliminate most of our remaining expenses.  Notwithstanding the elimination of most of our remaining expenses, we may need additional cash during the next twelve months.

Our sublicensing agreements with Fortress Paper originally required us to conduct $2 million of research and development over the first five years of the term, of which, $800,000 was allocated to be spent during the two year period beginning on January 31, 2008. On December 11, 2008, the agreements with Fortress were amended to remove these requirements.  To date, we have not conducted any research and development activities. However, the Company anticipates that it will need to conduct certain research and development activities to further enhance the marketability of its products. Our ability to do so will be dependent upon our ability to raise additional financing, which is not assured.

As a result of our current limited cash availability we do not anticipate hiring any additional employees for the foreseeable future.  If we are able to raise additional financing, we may modify these plans and engage full or part time employees, or independent contractors, to facilitate our sales and marketing efforts and provide technical support.

Results of Operations

Year Ended January 31, 2009 Compared to the Year Ended January 31, 2008

For the year ended January 31, 2009, we incurred a net loss of approximately $2,097,000, which was approximately $422,000, or 25% greater than the prior year.  During the year ended January 31, 2008, the Company’s activities were focused on administrative activities and developing our sales and marketing capabilities and had engaged only one full time employee.  During the most recent year, we hired additional personnel, expanded our sales and marketing activities and incurred professional fees associated with being a public company.

During the year ended January 31, 2009, we attended various domestic and international trade shows in an effort to build awareness of our technology.  We also engaged two full time sales and marketing employees and one employee in the area of product development.  Additionally, we engaged our Chief Financial Officer on a part time basis.  These positions were either unfilled in the prior year or were outsourced to personnel who were engaged on a part time basis.

As of January 31, 2009, we conducted an impairment test of our sublicense agreement and determined that its future undiscounted net cash flows were less than the net book value of the sublicense and recorded an impairment equal to the remaining net book value of the asset.   Accordingly, we recognized a loss of $171,000, which is included in other income.

Liquidity and Capital Resources

As of January 31, 2009, we have not generated any revenue and we have cash on-hand of approximately $275,000.  During the fourth quarter of the fiscal year 2009, our burn rate was approximately $123,000 per month.  Either in the fourth quarter of 2009 or subsequent to the end of the year, we undertook several cost reduction measures including the following:

•	We terminated our Director of Product Development.

•	We significantly reduced the salaries for our sales and marketing staff and our Chief Executive Officer.

•	Our board of directors agreed to forgo their cash compensation.

•	We relocated our corporate office to a new facility on a rent free basis.

•	We reduced our legal expenses.

Despite the reductions mentioned above, unless we are successful in raising additional financing, we will not have enough capital resources available to continue operating through the end of our next fiscal year.  We estimate that we will require minimum additional funding in fiscal year 2010 of approximately $1 million in order to fund our operations.  In the event that we do not have sufficient capital to finance our operations through the end of the fiscal year, we will cease to execute our business plan and will scale back all operations to conserve cash.  This will include the termination of all personnel and remaining expenses other than those costs necessary to continue our regulatory filings.

During the fiscal year ended January 31, 2009, we issued 500,000 shares of common stock in a private placement in exchange for approximately $372,000 of net proceeds.

Our sublicensing agreements with Fortress Paper originally required us to conduct $2 million of research and development over the first five years of the term, of which, $800,000 was allocated to be spent during the two year period beginning on January 31, 2008. On December 11, 2008, the agreements with Fortress were amended to remove these requirements.  To date, we have not conducted any research and development activities. However, the Company anticipates that it will need to conduct certain research and development activities to further enhance the marketability of its products, and recently added technical expertise to support these initiatives. Our ability to do so will be dependent upon our ability to raise additional financing, which is not assured.

During the second fiscal quarter of 2009, the Company began to seek additional equity through private placements.  To date, the Company has been unsuccessful in raising additional equity.  The Company believes that the current market conditions, coupled with the Company’s lack of revenue and net losses, have been deterrents to its ability to raise capital.  The Company will continue to seek additional sources of capital; however, there can be no assurance that additional capital can be raised on terms that will be acceptable to the Company or at all.  If the Company is successful in raising capital, it may result in significant dilution to existing shareholders.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Going Concern

We incurred a net loss of approximately $2,097,000 for the fiscal year ended January 31, 2009 and a cumulative net loss of approximately $3,812,000 since inception (January 3, 2007) through January 31, 2009 and there is substantial doubt about our ability to continue as a going concern.  As of January 31, 2009, we had approximately $275,000 in cash.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

We estimate that we will require minimum funding in fiscal year 2010 of approximately $1 million in order to fund our operations. Although we are actively seeking new sources of equity while attempting to generate revenue from operations and reducing expenses, there can be no assurances that we will be able to raise additional capital on terms that are acceptable to us or at all.  Additionally, there can be no assurance that we will be able to generate any revenue from operations.

Current market conditions, continued negative cash flows and lack of liquidity create significant uncertainty about the our ability to fully implement our operating plan, as a result of which we may have to reduce the scope of our planned operations. If cash resources are insufficient to satisfy our liquidity requirements, we would be required to scale back or discontinue our operations, or obtain funds, if available, through strategic alliances that may require us to relinquish rights to certain of our technologies products, or to discontinue our operations entirely.

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

As of January 31, 2009, the Company conducted an impairment test of its sublicense agreement and determined that its future undiscounted net cash flows were less than the net book value of the sublicense and recorded an impairment equal to the remaining net book value of the asset.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s condensed consolidated results of operations, financial position, or cash flows.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The Index to Financial Statements and Schedules appears on page F-1. The Report of Independent Public Accountants appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3 to F-18.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of January 31, 2009.

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

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of January 31, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Based upon that assessment, we have identified the following material weaknesses:

Lack of documented internal control system.

We have a material weakness due to the lack of a documented and reviewed system of internal controls.  We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel.  During fiscal 2009 we began to enhance some of our internal control systems and began to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

Lack of segregation of duties.

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties.  Many functions, including, purchasing, accounts payable, bank reconciliations and month end closings, are not adequately segregated.  The lack of a proper segregation of duties can lead to individuals performing incompatible functions.  During fiscal year 2009, we modified certain procedures related to our disbursement program including the requirement that all checks require two signatures and bank reconciliations are reviewed by both the CEO and CFO.  We implemented additional controls whereby a non-management member of our board of directors reviews our monthly bank reconciliations.  We also strengthened our payroll procedures.  Due to our limited number of personnel, until such time as we have additional employees we may require additional oversight from our board of directors in addressing certain weaknesses related to a proper segregation of duties.

Inadequate disaster recovery program.

We do not currently have a comprehensive disaster recovery program.  During fiscal 2009, we implemented a computer back up solution as a first step in remediating this weakness.  Our efforts to improve our disaster recovery program are on-going.

Lack of controls over purchasing, accounts payable and disbursements.

Our employees are authorized to purchase goods and services and approve the related invoices for payment without obtaining supervisory approval.  Additionally, the same employees are authorized to sign checks.  This lack of control and lack of segregation of duties can lead to errors and irregularities.  As discussed below in “Changes in Internal Control Over Financial Reporting,” we have implemented a delegation of authority and improved our internal control procedures related to check signing and bank reconciliation processes.  We will continue to strengthen our internal controls in this area in future periods.

Lack of controls over payroll processing.

Our CEO and CFO are both authorized to individually initiate and approve our payrolls and related payroll functions.  Additionally, both individuals have access to our bank accounts.  The lack of proper controls could allow each of these individuals to conceal errors and irregularities related to payroll processing.  During fiscal 2009, we modified our payroll controls so that the CEO and CFO both receive payroll reports from our payroll provider thereby providing an opportunity to timely identify errors and irregularities.

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

As a result of the material weaknesses described above, management concluded that, as of January 31, 2009, we did not maintain effective control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

Changes in Internal Control over Financial Reporting

From its incorporation in 2004 through January 31, 2009, the Company had minimal operations and few, if any, full time employees.  In addition, IDCX Co., which became a wholly-owned subsidiary of the Company on January 31, 2008 through a share exchange, and whose business plan the Company has now adopted, was a private company prior to the share exchange and was not subject to the requirements of SOX.

The Company’s present directors and management succeeded to those positions on January 31, 2008 and had no opportunity to plan, implement and evaluate the Company’s system of internal control over financial reporting prior to assuming their current positions.  Since January 31, 2008, the Company’s management has been focused on beginning the implementation of its business plan and has begun to fully consider the implementation of a system of internal control appropriate to its level of business and operations.  The Company has only three full-time employees and one part-time employee.  The Company intends to develop a system of internal control over financial reporting appropriate under SOX for a company of its size and complexity and to remediate the deficiencies that continue to exist as promptly as reasonably practical.  As described below, we have taken certain initial steps to begin the remediation process.  However, because this process is still in its initial stages, and due to our limited personnel resources and cash availability, we can give no assurance as to when it will be completed.

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

Because the remedial actions additionally require hiring of personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for several quarters may be required before management may be able to conclude that the material weaknesses have been remediated.  Additionally, the Company’s lack of capital resources may impact its ability to remediate many of the aforementioned deficiencies.

There was no change in the Company's internal control over financial reporting known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the Company's fiscal quarter ended January 31, 2009 that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Item 10.  Directors, Executive Officers and Corporate Governance.

Information Regarding Directors

The following table sets forth, as of May 8, 2009, the name, age, position and term of office for each director of the Company.

Name	Age	Position	Term of Office

Francine Dubois	45	President, Chief Executive Officer and Director	*

Paul R. Gifford	56	Director	*

Bruce H. Morris	54	Director	*

Michael S. Harris	59	Director and Secretary	*

____________
* Our directors serve until death, removal or resignation or until their successors have been duly elected and have qualified.

Information Regarding Executive Officers

The following table sets forth, as of May 8, 2009, the name, age, position and term of office for each executive officer of the Company.

Name	Age	Position	Term of Office

Francine Dubois	45	President, Chief Executive Officer and Director	December 31, 2009[1]

David E. Fractor	49	Chief Financial Officer and Treasurer	*

James Tate Preston	59	Vice President, Sales and Marketing	*

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

Paul R. Gifford – Director

Mr. Gifford was appointed to the Board on January 31, 2008 and was previously appointed to the board of directors of IDCX on June 26, 2007. Mr. Gifford is a seasoned leader in the high-technology business.  He is currently the President and Chief Executive Officer of Project DX.  Prior to that, he was founder, Chief Executive Officer, and director for 4HomeMedia, Inc. From 2001 to 2005, Mr. Gifford served as the President and Chief Operating Officer at Digimarc Corp., where he managed the development of a world-wide counterfeit deterrence application and led the transformation of the company into a global market leader for the development and issuance of highly secure identification documents. Prior to Digimarc, Mr. Gifford was the President and Chief Operating Officer and a director at Andromedia Inc., which was acquired by Macromedia, Inc. in an equity transaction in 1999. Prior to Andromedia, Mr. Gifford was Vice-President for Engineering and Marketing at NAS systems pioneer Auspex Systemas Inc. Mr. Gifford received his B.S.E.E. and M.S.E.E. degrees from the Rochester Institute for Technology, and has an Executive M.B.A. from Stanford University.

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

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers. Our code of ethics can be accessed via our website at www.iDcentrix.com.

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

Item 11.  Executive Compensation.

Summary Compensation

The following table sets forth information with respect to compensation paid by the Company to its officers during the two most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any, payable for the fiscal years ending January 31, 2009 and 2008.

Name and Principal Position (a)	Year (b)	Salary ($) (2) (c)	Bonus ($) (3) (d)	Stock Awards ($) (e)	Option Awards ($) (4) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Francine Dubois President and Chief
Executive	2009	137,697	30,625	-	74,688	-	-	-	243,010
Officer (1)	2008	121,000	40,000	187,500	68,478	-	-	-	416,978

David Fractor Chief Financial Officer	2009	115,187	-	-	-	-	-	-	115,187

James Tate Preston Vice President Sales and Marketing	2009	137,697	32,250	-	30,467	-	-	-	200,414

(1)
Ms. Dubois became the Company’s President and Chief Executive Officer on January 31, 2008.  Prior to January 31, 2008, Ms. Dubois acted as the President and Chief Executive Officer of IDCX, where she was paid a base salary and received equity awards between February 2, 2007 and January 31, 2008.

(2)	These amounts for 2009 include cash salary and the value of 94,000 stock options that were each granted to Ms. Dubois and Mr. Preston during the year in lieu of cash compensation.
(3)
Payment of the 2009 bonus to Ms. Dubois of $30,625 is contingent upon the Company having cash on hand that exceeds all liabilities by a minimum of $800,000 at any month end subsequent to January 31, 2009.

(4)
The value listed reflects the dollar amount recognized by the Company for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R based on assumptions disclosed in the Company’s consolidated financial statements.

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

The term of the Employment Agreement is for a period of one year, but is subject to automatic renewal for additional one year periods unless the agreement is terminated at least 60 days prior to its expiration (as renewed). Upon a termination of Ms. Dubois’ employment by the Company without Cause (as defined in the Employment Agreement) while the Employment Agreement is in effect, Ms. Dubois would be entitled to the following payments as severance following 2 months’ notice of termination and upon execution of a release in favor of the Company as well as returning all confidential information and materials:

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

On January 9, 2009, the Board of Directors of IDCX granted Ms. Dubois options to purchase 94,000 shares of common stock with an exercise price of $0.12 per share.  The options will vest on July 1, 2009 and expire on January 8, 2019.  The options were granted to Ms. Dubois in consideration of her agreement to accept a twenty percent (20%) reduction in her base salary for a period of up to one year, ending no later than December 15, 2009.  If the Company achieves certain capital raising targets prior to December 15, 2009, the reduction in Ms. Dubois’ base salary will be eliminated on the later of (i) July 1, 2009 and (ii) the date on which the targets are achieved.  Regardless of whether the capital raising targets are achieved, the reduction in Ms. Dubois’ base salary will be eliminated on December 15, 2009.

On April 24, 2009, Ms. Dubois’ employment agreement was further modified to reduce her annual base salary to approximately $33,000.  In the event the Company’s cash exceeds its liabilities by a minimum of $800,000 as measured at month end, Ms. Dubois’ salary will increase to $112,000 through June 30, 2009 and effective July 1, 2009, the Executive’s salary will increase to $140,000.  The April 24, 2009 amendment also provides for a sales commission based upon the Company’s gross profits (based on proceeds actually received by the Company on or before June 30, 2009) with respect to four specified projects for which the Company has submitted proposals.  Additionally, the modification relieves the Company from incurring severance in the event that Ms. Dubois is terminated as part of a plan to cease operations.

The restrictions on 500,000 shares of the Company’s restricted stock granted to Ms. Dubois on November 6, 2007 vested or will vest as follows:

Business Milestones	Restricted Share Vesting
Successful listing on a public stock exchange (1)	125,000
Completion of License Agreement (Fortress Paper) (1)	125,000
Closing of 2nd financing (after becoming public) ($3,000,000)	125,000
Closing of 1st Strategic Deal (Alliance or Contract)	125,000

______________________
(1)
The Board of Directors determined that consummation of the share exchange and the completion of the license agreement with Fortress Paper met the Board’s intention in establishing these conditions as of January 31, 2008 and that they should be deemed satisfied.

David Fractor – Employment Agreement

On February 15, 2008, the Company engaged Mr. Fractor to serve as the Company’s Chief Financial Officer on a per diem basis.  Mr. Fractor is compensated at the rate of $125 per hour for each hour devoted to the Company.  Mr. Fractor did not receive any Company provided benefits.

James Tate Preston – Employment Agreement

On February 9, 2008, the Company entered into an employment agreement with Mr. Preston.  Pursuant to that employment agreement Mr. Preston was engaged as the Company’s Vice President, Sales and Marketing.  Mr. Preston’s compensation included an annual base salary of $140,000, an aggregate potential annual cash bonus of $60,000 based upon the achievement of certain business objectives, a grant of 100,000 options to purchase shares of the Company’s common stock at an exercise price of $1.40 and full benefits.  Mr. Preston is an at-will employee; however, in the event that Mr. Preston is terminated without Cause (as defined in the employment agreement), he will be entitled to a severance payment equal to three months of base salary.

On January 9, 2009, the Board of Directors of IDCX granted Mr. Preston options to purchase 94,000 shares of common stock with an exercise price of $0.12 per share.  The options will vest on July 1, 2009 and expire on January 8, 2019.  The options were granted to Mr. Preston in consideration of his agreement to accept a twenty percent (20%) reduction in his base salary for a period of up to one year, ending no later than December 15, 2009.  If the Company achieves certain capital raising targets prior to December 15, 2009, the reduction in Mr. Preston’s base salary will be eliminated on the later of (i) July 1, 2009 and (ii) the date on which the targets are achieved.  Regardless of whether the capital raising targets are achieved, the reduction in Mr. Preston’s base salary will be eliminated on December 15, 2009.

On April 24, 2009, Mr. Preston’s employment agreement was further amended to reduce his base annual salary to approximately $17,000 through June 30, 2009.  Mr. Preston is also entitled to a sales commission (based on proceeds actually received by the Company on or before June 30, 2009) with respect to four specified projects for which the Company has submitted proposals.  Additionally, the April 24, 2009 amendment relieves the Company from incurring severance in the event that Mr. Preston is terminated as part of a plan to cease operations.  The Company and Mr. Preston have agreed to renegotiate his employment agreement subsequent to June 30, 2009.

The material terms of the Company’s equity plans, the 2005 Nonqualified Stock Option Plan and The 2007 Equity Participation Plan of iDcentrix, Inc. are described in Item 12 below. No equity award was repriced or otherwise materially modified during the 2008 fiscal year.

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

Outstanding Equity Awards At Fiscal Year-End January 31, 2009

The following table shows the number of shares covered by exercisable options and unvested restricted stock as of January 31, 2009.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Rights That have not vested ($)

James Preston (1)	25,000	75,000	1.40	April 27, 2018	–	–
	–	94,000	0.12	January 9, 2019	–	–

Francine Dubois (2)	750,000	250,000	0.30	May 1, 2014	250,000 (3)	30,000 (4)
	–	94,000	0.12	January 9, 2019

(1)
On April 28, 2008, Mr. Preston was granted options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.40 per share, which was the fair market value as of the date of grant. The options have a 10 year term and become exercisable as to one fourth of the options on each of the 6, 12, 18 and 24 month anniversaries of the date of grant.  On January 9, 2009 Mr. Preston was granted options to purchase 94,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which was the fair market value on the date of grant.  The options have a 10 year term and become exercisable on July 9, 2009.

(2)
On May 1, 2007, Ms. Dubois was granted options to purchase 1,000,000 shares of IDCX common stock at an exercise price of $.30 per share, which was the fair market value as of the date of grant. The options have a 7 year term and become exercisable as to one fourth of the options on each of the 6, 12, 18 and 24 month anniversaries of the date of grant. On January 31, 2008, the options became options to purchase 1,000,000 shares of Company common stock.  On January 9, 2009 Ms. Dubois was granted options to purchase 94,000 shares of the Company’s common stock at an exercise price of $0.12 per share, which was the fair market value on the date of grant.  The options have a 10 year term and become exercisable on July 9, 2009.

(3)
On November 6, 2007, 500,000 shares of restricted stock were granted to Ms. Dubois, of which 125,000 shares vest upon the occurrence of each of the following business milestones: (i) a successful listing on a public stock exchange, (ii) completion of a license agreement with Fortress Paper, (iii) the Closing of a second financing once public and (iv) the closing of the first strategic deal. As of January 31, 2009, 250,000 shares of restricted stock were vested.

(4)	The market value of shares or units of stock that have not vested (as shown above) was computed based on $0.12 per share, the fair market value of the Company’s stock as of January 31, 2009.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to the Company’s directors during the last completed fiscal year. The Company’s fiscal year end is January 31, 2009:

Name (1) (a)	Fees Earned or Paid in Cash ($) (b)(2)	Stock Awards ($) (3) (c)	Total ($) (h)

Paul Gifford	27,600	36,000	63,600
Michael Harris	27,600	36,000	63,600
Bruce Morris	27,600	36,000	63,600

____________________

(1)	Each of Messrs. Gifford, Harris and Morris were appointed as directors on January 31, 2008.
(2)	The cash compensation paid to each of the non-employee directors was paid pursuant to the Restricted Stock and Compensation Agreements with iDcentrix dated November 6, 2007.
(3)
The value listed reflects the dollar amount recognized by the Company for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R based on assumptions disclosed in the Company’s consolidated financial statements.

COMPENSATION COMMITTEE REPORT

The Compensation Committee (the "Committee") reviews and recommends to the Board of Directors the compensation and other terms and conditions of employment of the executive officers of the Company, as well as incentive plan guidelines for Company employees generally. The Board of Directors has determined that each member of the Compensation Committee is independent as that term is defined under the rules of the Nasdaq Stock Market.

Compensation Philosophy

The policies underlying the Committee's compensation decisions are designed to attract and retain the best-qualified management personnel available. The Company routinely compensates its executive officers through salaries. The Company, at its discretion, may, as it has in other years, reward executive officers through bonus programs based on profitability and other objectively measurable performance factors. Additionally, the Company uses stock options and restricted stock to compensate its executives and other key employees to align the interests of the executive officers with the interests of the Company's shareholders.

In establishing executive compensation, the Committee evaluates the individual performance of each officer as it impacts overall Company performance with particular focus on an individual's contribution to the realization of operating profits and the achievement of strategic business goals. The Committee further attempts to rationalize a particular executive's compensation with that of other executive officers of the Company in an effort to distribute compensation fairly among the executive officers.

COMPENSATION COMMITTEE

Michael Harris

Bruce Morris

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,326,000	(2)	$0.36	11,154,000	(3)

Equity compensation plans not approved by security holders(1)	-		-	-

TOTAL	1,326,000		$0.36	11,154,000

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

(2)
Consists of stock options to purchase 1,000,000 shares of common stock under the 2007 Plan granted to Francine Dubois, which the Company assumed under the Share Exchange Agreement with IDCX and 326,000 stock options to purchase 326,000 shares of common stock granted by the Company.

(3)	Consists of 10,000,000 common shares available under the 2005 Plan (no options have been granted under the 2005 Plan as of the date hereof) and 1,154,000 common shares available under the 2007 Plan.

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

The 2007 Equity Participation Plan of iDcentrix, Inc.

The 2007 Equity Participation Plan of iDcentrix, Inc., effective May 1, 2007, as amended (the “2007 Plan”) provides for awards in respect of up to 3,400,000 shares of common stock in the form of stock options, as well as restricted stock, performance, dividend equivalent or stock payment awards. iDcentrix assumed the 2007 Plan and all agreements entered into thereunder in connection with the Share Exchange. The 2007 Plan is administered by the compensation committee of the Board. Employees, independent directors and consultants selected by the committee are eligible to receive awards under the 2007 Plan. Incentive stock options, however, may only be granted to employees and no more than 500,000 shares may be subject to incentive stock options. A participant may not receive awards in respect of more than 2,000,000 shares, in the aggregate, in one year. As of January 31, 2009, 1,154,000 shares remained available for grant under the 2007 Plan. The 2007 Plan was approved by the shareholders of IDCX.

Security Ownership of Certain Beneficial Owners and Management.

As of May 8, 2009, iDcentrix, Inc. had 32,242,000 shares of common stock outstanding. The following table sets forth, as of May 8, 2009, the number and percentage of the issued and outstanding shares of our common stock beneficially owned (as determined pursuant to the applicable rules promulgated by the Securities and Exchange Commission) by:

•	each person who is known by the Company to beneficially own more than 5% of the issued and outstanding shares of our common stock;

•	the Company’s named executive officers;

•	the Company’s directors; and

•	all of the Company’s executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(5)
Fortress Paper Ltd. 157 Chadwick Court, North Vancouver, British Columbia	10,000,000	(2)	31.02%

Francine Dubois, President, Chief Executive Officer and Director (1)	2,000,000	(3)	6.02%

David E. Fractor (1) CFO and Treasurer	–		–

James Tate Preston (1) Vice President, Sales and Marketing	50,000	(4)	**

Michael Harris, Director (1)	150,000		**

Paul Gifford, Director (1)	150,000		**

Bruce Morris, Director (1)	120,000		**

All executive officers and directors as a group (6 individuals)	2,470,000	(3)	7.42%

_________________

(1)
Unless otherwise noted, the address for each of the named beneficial owners is: 444 N. Nash Street, El Segundo, California 90245. Unless otherwise indicated, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally involves voting and/or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty days of the date hereof are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership set forth in the above table, unless otherwise indicated. ** (less than 1%)

2)
4,875,000 of these shares were placed in escrow as of January 31, 2008.  As of January 31, 2009, 3,250,000 shares remain in escrow.  812,500 shares will be released from escrow on each of the dates which are 18, 24, and 30 months after January 31, 2008, with the remaining shares to be released on the 36th month anniversary of January 31, 2008.

(3)	Includes 1,000,000 shares exercisable upon exercise of options exercisable at May 8, 2009 or which become exercisable within 60 days following the date hereof.

(4)	Includes 50,000 shares exercisable upon exercise of options exercisable at May 8, 2009 or which become exercisable within 60 days following the date hereof.
(5)
Percentage assumes exercise of the holder’s exercisable options, if any, for purposes of calculating the total number of shares outstanding, but does not assume exercise of options held by any other individual.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers and holders of more than 10% of the issued and outstanding shares of our common stock to file with the SEC initial reports of ownership, and reports of changes in ownership, of common stock and other equity securities of iDcentrix. Based solely on our review of copies of the reports by some of those persons, iDcentrix believes that, during fiscal year 2009, all of its directors and officers and holders of more than 10% of the issued and outstanding shares of our common stock complied with all reporting requirements under Section 16(a) except that Fortress Paper Ltd. filed its Schedule 13D late.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors consists of Francine Dubois, Paul Gifford, Michael Harris, and Bruce Morris. The Board of Directors has determined that Michael Harris, Paul Gifford, and Bruce Morris are independent directors pursuant to the rules of the American Stock Exchange.

Item 14.  Principal Accountant Fees and Services.

A summary of fees billed by Weinberg & Company during fiscal years 2009 and 2008 is set forth below:

Audit Fees.  Weinberg & Company billed the Company approximately $77,046 in 2009 and $21,716 in 2008 for audit fees.

Audit Related Fees. Weinberg & Company did not bill the Company for any audit related fees in 2009 or 2008.

Tax Fees.  Weinberg & Company did not bill the Company for any tax fees in 2009 or 2008.

All Other Fees.  Weinberg & Company did not bill the Company for any other fees in 2009 or 2008.

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

I.  Listing of Documents

(1)
Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of January 31, 2009 and 2008

Consolidated Statements of Operations – For the Years Ended January 31, 2009 and 2008 and For the Period January 3, 2007 (Inception) to January 31, 2009

Consolidated Statements of Stockholders’ Equity – For the Years Ended January 31, 2009 and 2008 and For the Period January 3, 2007 (Inception) to January 31, 2009

Consolidated Statements of Cash Flows – For the Years Ended January 31, 2009 and 2008 and For the Period January 3, 2007 (Inception) to January 31, 2009

Notes to Consolidated Financial Statements

All schedules have been omitted because the required information is contained in the financial statements or related notes, or is not applicable or immaterial.

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

4.1
Share Exchange Agreement between Sterling Gold Corp. (now known as iDcentrix, Inc.), iDcentrix, Inc. (now known as IDCX Co.), the Shareholders of IDCX Co., and the Shareholders Representative made as of January 16, 2008 (incorporated by reference to Exhibit 99.5 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

4.2
Registration Rights Agreement between Fortress Paper Ltd., iDcentrix Inc. (now known as IDCX Co.) and Sterling Gold Corp. (now known as iDcentrix, Inc.) dated January 31, 2008 (incorporated by reference to Exhibit 99.10 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.1
Amended and Restated Technology Sub-License Agreement, dated January 31, 2008, by and between Fortress Paper Ltd. and iDcentrix, Inc. (now known as IDCX Co.) (incorporated by reference to Exhibit 99.6 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.2
Technology Sub-License Agreement (US), dated January 31, 2008, by and between Fortress Paper Ltd. And iDcentrix, Inc. (now known as IDCX Co.) (incorporated by reference to Exhibit 99.7 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.3
Amended and Restated Employment Agreement, made November 6, 2007, by and between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois (incorporated by reference to Exhibit 10.3 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.4
Stock Escrow Agreement, dated as of January 31, 2008, among iDcentrix, Inc. (now known as IDCX Co.), Sterling Gold Corp. (now known as iDcentrix, Inc.), Fortress Paper Ltd. And Kelley Drye & Warren LLP (incorporated by reference to Exhibit 99.9 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.5	2007 Equity Participation Plan of iDcentrix, Inc. (incorporated by reference to Exhibit 99.16 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.6	Amendment No. 1 to 2007 Equity Participation Plan of iDcentrix, Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.7	Amendment No. 2 to 2007 Equity Participation Plan of iDcentrix, Inc. (incorporated by reference to Exhibit 10.7 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.8
Stock Purchase Agreement, dated February 5, 2007, by and between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois (incorporated by reference to Exhibit 10.8 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.9
Assignment and Assumption Agreement, dated January 31, 2008, by and between iDcentrix, Inc. (now known as IDCX Co.), and Sterling Gold Corp. (now known as iDcentrix, Inc.) (incorporated by reference to Exhibit 99.17 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.10	2005 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 of the Company filed with the SEC on July 20, 2005)

10.11
Nonqualified Stock Option Agreement dated May 1, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois (incorporated by reference to Exhibit 10.11 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.12
Stockholders Agreement dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois (incorporated by reference to Exhibit 10.12 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.13
Restricted Stock Agreement dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois (incorporated by reference to Exhibit 10.13 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.14
Restricted Stock and Compensation Agreement dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Bruce Morris (incorporated by reference to Exhibit 10.14 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.15
Restricted Stock and Compensation Agreements (2) dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Paul Gifford (incorporated by reference to Exhibit 10.15 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.16
Restricted Stock and Compensation Agreements (2) dated November 6, 2007 between iDcentrix, Inc. (now known as IDCX Co.) and Michael Harris (incorporated by reference to Exhibit 10.16 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.17
Nonqualified Stock Option Agreement dated January 9, 2009 between iDcentrix,  Inc. and Francine Dubois (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed with the SEC on January 14, 2009)

10.18*
Amendment, dated April 24, 2009, to Amended and Restated Employment Agreement made November 6, 2007, by and between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC)

10.19*	Offer Letter Agreement, dated February 9, 2008, by and between iDcentrix, Inc. (now known as IDCX Co.) and James Tate Preston

10.20*
Amendment, dated April 24, 2009, to Offer Letter Agreement, dated February 9, 2008, by and between iDcentrix, Inc. (now known as IDCX Co.) and James Tate Preston (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC)

14	Restated Code of Conduct (incorporated by reference to Exhibit 14 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer
_____________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2009.

IDCENTRIX, INC. (Registrant)
By:	/s/ Francine Dubois
Francine Dubois
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David E. Fractor
David E. Fractor
Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of May, 2009.

/s/ Francine Dubois	Chief Executive Officer
(Francine Dubois)	(Principal Executive Officer)

/s/ David Fractor	Chief Financial Officer
David Fractor	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul Gifford
Paul Gifford	Director

/s/ Michael S. Harris
Michael S. Harris	Director

/s/ Bruce Morris
Bruce Morris	Director

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
iDcentrix, Inc. and Subsidiary
(A Development Stage Company)
El Segundo, California

We have audited the accompanying consolidated balance sheets of iDcentrix, Inc. and Subsidiary (the “Company”) (a development stage company) as of January 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2009 and for the period from January 3, 2007 (inception) to January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iDcentrix, Inc. (a development stage company) as of January 31, 2009 and 2008 and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2009 and for the period from January 3, 2007 (date of inception) to January 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming iDcentrix, Inc. will continue as a going concern. The Company has incurred recurring operating losses since inception and has an accumulated deficit at January 31, 2009. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.
Los Angeles, California
April 14, 2009

IDCENTRIX
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$275,082	$2,117,091
Prepaid expenses	21,430	29,969

Total current assets	296,512	2,147,060

Property and equipment, net	24,309	8,862

Other Assets
Security deposits	4,730	4,730
Sublicensing agreements	-	203,572

Total other assets	4,730	208,302

Total Assets	$325,551	$2,364,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$186,080	$673,306
Accrued expenses	41,026	85,440

Total liabilities	227,106	758,746

Commitments and contingencies

Stockholders' equity
Common stock, $0.00001 par value, 100,000,000 shares
authorized; 32,242,000 shares issued and outstanding at
January 31, 2009 and 31,742,000 shares issued and
outstanding at January 31, 2008	322	317
Additional paid-in capital	3,910,474	3,320,557
Deficit accumulated during the development stage	(3,812,351)	(1,715,396)

Total Stockholders' Equity	98,445	1,605,478

Total Liabilities and Stockholders' Equity	$325,551	$2,364,224

See accompanying notes to consolidated financial statements.

IDCENTRIX
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended January 31, 2009	For the Year Ended January 31, 2008	For the Period January 3, 2007 (inception) to January 31, 2009
Revenue	$-	$-	$-

Operating Expenses
Selling, general and administrative	1,954,525	1,637,993	3,632,518
Research and development	-	40,096	40,096

	1,954,525	1,678,089	3,672,614

Loss from Operations	(1,954,525)	(1,678,089)	(3,672,614)

Other income (loss)
Impairment of sublicense	(171,000)	-	(171,000)
Interest Income	28,570	2,693	31,263

Net Loss	$(2,096,955)	$(1,675,396)	$(3,812,351)

Basic and diluted net loss per common share	$(0.07)	$(0.25)

Weighted average number of common shares outstanding	31,806,787	6,799,742

See accompanying notes to consolidated financial statements.

IDCENTRIX
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JANUARY 31, 2009

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 3, 2007	-	$-	$-	$-	$-

Net loss	-	-	-	(40,000)	(40,000)

Balance, January 31, 2007	-	-	-	(40,000)	(40,000)

Private placements of
common stock, net of offering costs
Shares issued at $0.10 per share	3,400,000	34	310,310	-	310,344
Shares issued at $0.30 per share	1,100,000	11	301,186	-	301,197
Shares issued at $0.75 per share	2,342,000	23	1,603,138	-	1,603,161

Fair value of vested stock options issued to employees	-	-	68,478	-	68,478

Fair value of vesting of restricted stock issuance to directors ($0.75 per share)	920,000	9	313,491	-	313,500

Fair value of stock issued to employee ($0.10 per share)	500,000	5	49,995	-	50,000

Fair value of common stock issued in exchange for sublicense (A)	10,000,000	100	227,900	-	228,000

Shares issued pursuant to share exchange with Sterling Gold Corp. ($0.04 per share)	13,480,000	135	446,059		446,194

Net loss	-	-	-	(1,675,396)	(1,675,396)

Balance, January 31, 2008	31,742,000	317	3,320,557	(1,715,396)	1,605,478

Private placement of common stock, net of offering costs at $0.75 per share	500,000	5	372,487	-	372,492

Fair value of vested stock options issued to employees	-	-	109,430	-	109,430

Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	-	-	108,000	-	108,000

Net loss	-	-	-	(2,096,955)	(2,096,955)

Balance, January 31, 2009	32,242,000	$322	$3,910,474	$(3,812,351)	$98,445

(A) - 3.5 million shares were valued at $0.065 per share and 6.5 million shares were valued at nil.

See accompanying notes to consolidated financial statements.

IDCENTRIX
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended January 31, 2009	For the Year Ended January 31, 2008	For the Period January 3, 2007 (inception) to January 31, 2009

Cash Flows from Operating Activities
Net loss	$(2,096,955)	$(1,675,396)	$(3,812,351)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	38,903	28,178	67,081
Fair value of vested stock options	109,430	68,478	177,908
Fair value of vesting of restricted stock issuances	108,000	313,500	421,500
Fair value of stock issued to employee	-	50,000	50,000
Impairment of sublicense	171,000	-	171,000
Changes in operating assets and liabilities
Prepaid expenses and security deposits	8,539	(33,170)	(24,631)
Accounts payable	(487,226)	576,445	129,219
Accrued expenses	(44,414)	83,911	39,497

Net cash used in operating activities	(2,192,723)	(588,054)	(2,780,777)

Cash Flows from Investing Activities
Net cash received in reverse merger with
Sterling Gold	-	503,055	503,055
Purchase of property and equipment	(21,778)	(12,612)	(34,390)

Net cash (used in) provided by investing activities	(21,778)	490,443	468,665

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	372,492	2,214,702	2,587,194

Net cash provided by financing activities	372,492	2,214,702	2,587,194

Net change in cash	(1,842,009)	2,117,091	275,082

Cash and Cash Equivalents, Beginning of Period	2,117,091	-	-

Cash and Cash Equivalents, End of Period	$275,082	$2,117,091	$275,082

Supplemental non cash investing and financing activities:
Issuance of common stock for sublicense agreement	$-	$228,000	$228,000

See accompanying notes to consolidated financial statements.

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009

NOTE 1 –DESCRIPTION OF THE BUSINESS

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

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IDCX Co. Intercompany transactions have been eliminated in consolidation.

Basis of Presentation and going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, sales and marketing activities to create market awareness of its products, and obtaining financing. Through January 31, 2009, the Company has incurred accumulated losses of approximately $3,812,000. Successful completion of the Company’s development programs and its transition to attaining profitable operations is dependent upon obtaining financing adequate to complete its product development and the successful market introduction of its product and services.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At January 31, 2009, the Company had not yet commenced any revenue-generating operations. All activity through January 31, 2009 has been related to the Company’s formation, capital raising efforts and sales and marketing activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on equity funding from both related and unrelated parties to finance its operations.

The Company does not have sufficient resources to fund its operations for the next twelve months. Accordingly, the Company needs to raise additional funds in order to satisfy its future working capital requirements.

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009

The Company estimates that it will require minimum funding in fiscal 2010 of approximately $1 million in order to fund operations. The Company is actively seeking new sources of equity while attempting to generate revenue from operations and reducing expenses. There can be no assurances that the Company will be able to raise additional capital on terms that are acceptable to the Company or at all.  Additionally, there can be no assurance that the Company will be able to generate any revenue from operations.

Current market conditions present uncertainty as to the Company’s ability to secure additional funds, as well as its ability to reach profitability. There can be no assurances that the Company will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to the Company’s ability to achieve positive earnings and cash flows from operations.

Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its operations, or obtain funds, if available, through strategic alliances that may require the Company to relinquish rights to certain of its technologies products, or to discontinue its operations entirely.

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

Property and Equipment

Property and equipment is recorded at cost. The Company uses the straight-line method of depreciation over the estimated useful lives of the respective assets for financial reporting purposes. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the improvements. The estimated useful lives used are as follows:

Machinery and equipment	4 years
Trade show stand	3 years
Computer equipment	3 years
Leasehold improvements	2 years

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

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009

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

As of January 31, 2009, the Company evaluated its sublicense agreement and determined that the future undiscounted net cash flows was less than the carrying amount of the asset and recognized an impairment loss equal to the remaining book value of the sublicense.

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

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009

Loss per common share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At January 31, 2009 and 2008, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 1,326,000 and 1,000,000 shares respectively, and 12,375,000 warrants to acquire 6,187,000 shares. Since the Company reported a net loss for the years ended January 31, 2009 and 2008, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Fair Values of Financial Instruments

Fair Value Measurements are determined by the Company's adoption of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") as of February 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1-Quoted prices in active markets for identical assets or liabilities.
Level 2-Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3-Unobservable inputs based on the Company's assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. From time to time such cash balances may be in excess of the FDIC insurance limit of $250,000.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 was issued in December 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective January 3, 2007. At January 31, 2009 and 2008, the Company has no accrued estimated penalty. (see Note 4)

Registration Accounting Pronouncements

References to the “FASB” and “SFAS” herein refer to the “Financial Accounting Standards Board” and “Statement of Financial Accounting Standards”, respectively.

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	January 31,	January 31,
	2009	2008
Machinery and equipment	$20,742	$-
Trade show equipment	4,775	4,775
Computer equipment	6,433	5,397
Leasehold improvements	2,440	2,440

	34,390	12,612

Accumulated depreciation and amortization	(10,081)	(3,750)

Property and equipment, net	$24,309	$8,862

Depreciation and amortization expense for the years ended January 31, 2009 and 2008 and for the period January 3, 2007 (inception) to January 31, 2009 was $6,331, $3,750 and $10,081 respectively.

NOTE 4 – SUBLICENSE AGREEMENT

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

The Company was required to expend a minimum amount of $2 million on research and development to improve the licensed technology during the initial five (5) years under the two sublicense agreements with a minimum expenditure of $800,000 by January 31, 2010.  During the year ended January 31, 2009, the agreement was amended to remove all minimum research and development expenditure requirements and no amounts were expended for research and development.

In conjunction with the Canadian and Worldwide Sublicensing Agreements, the Company also signed a Registration Rights Agreement with Fortress. Per such agreement, the Company is required to register Fortress’s common shares of the Company in 2,500,000 increments, with (a) the registration

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009 statement for such initial tranche required to be filed no later than ninety (90) days subsequent to the effective date of the Exchange Agreement, and (b) the Company is required to use its best efforts to have the registration statement effective no later than one hundred eighty (180) days subsequent to the effective date of the Exchange Agreement. Additionally, Fortress is permitted to request future registrations for its remaining shares in 2,500,000 share tranches on each anniversary relative to the initial registered tranche.  During the year ended January 31, 2009, Fortress agreed to defer the filing date of the second registration statement for a period of three months.  The Company is required to use its best efforts to have this registration statement effective no later than one hundred eighty (180) days subsequent to the filing of the second registration statement.  The filing requirements for the remaining registration statements remain unchanged.

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

Sublicense agreements consist of the following at:

	January 31,	January 31,
	2009	2008

Sublicense agreement	$228,000	$228,000

Accumulated amortizaiton	(57,000)	(24,428)

Impairment	(171,000)	-

Sublicense agreement, net	$-	$203,572

As of January 31, 2009, the Company evaluated its sublicense agreement and determined that the future undiscounted net cash flows was less than the carrying amount of the asset and recognized an impairment loss equal to the remaining book value of the sublicense.  The Company recognized $32,572 of amortization expense and recognized an impairment loss of $171,000, which is included in other income.  For the year ended January 31, 2008 and for the period January 3, 2007 (inception) to January 31, 2009 the Company recognized $24,428 and $57,000 of amortization expense respectively.

NOTE 5 – COMMON STOCK

During the year ending January 31, 2008, the Company completed a seed offering, bridge offering, and a private placement to accredited investors only, on subscriptions for the sale of 6,842,000 shares of common stock.  The Company sold the shares of common stock in the seed offering at a purchase price of $0.10 per share, in the bridge offering at $0.30 per share, and in the private placement at $0.75 per share. The Company paid finders’ fees of $122,520 to various placement agents for the private placement. The Company received proceeds after finders’ fees of approximately $2,304,000 in the aggregate, of which approximately $2,215,000 was received net of offering costs.

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009

During the year ended January 31, 2009, the Company completed a private placement offering resulting in the sale of 500,000 shares of common stock at $0.75 per share and received net proceeds after offering costs of approximately $372,000.

NOTE 6 – OPTIONS AND WARRANTS

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

On May 1, 2007, the Company granted options to purchase a total of 1,000,000 shares of common stock at $0.30 per share to its chief executive officer. The fair value of the options is measured on the grant date and is recognized over the vesting period. The options vest over the two years from the date of grant and expire May 1, 2014. The options were valued at $182,608, the fair value of the stock on the date granted determined using a Black-Scholes pricing model with the following assumptions: expected volatility of 50.00%, average risk free rate of 4.75%, dividend yield of 0.00%, and expected life of 8 years. The weighted average fair value of options granted during the year ended January 31, 2008 was $0.183.

On April 28, 2008, the Company granted options to certain employees to purchase a total of 110,000 shares of common stock at $1.40 per share.  One option grant for 100,000 options vests over two years and the other option grant for 10,000 options vests over four years and they both expire on April 28, 2018.  The options were valued at $89,370, the fair market value of the options on the date granted determined using a Black-Scholes pricing model with the following assumptions: expected volatility of 50%, average risk free rate of 3.19%, dividend yield of 0.00%, and expected life of eight years.

On January 9, 2009, the Company granted options to certain employees to purchase a total of  216,000 shares of common stock at $0.12 per share including 94,000 options to its chief executive officer.  The options vest over six months and expire on January 9, 2019.  The options were issued in exchange for a reduction in cash compensation.  The options were valued at $16,509, the fair market value of the options on the date granted using the Black-Scholes pricing model with the following assumptions: expected volatility of 50%, risk free interest rate 0.25%, dividend yield of 0.00% and expected life of five years.  The weighted average fair value of options granted during the year ended January 31, 2009 was $0.32.

For the years ended January 31, 2009 and 2008 and for the period January 3, 2007 (inception) to January 31, 2009, the Company recognized compensation expense related to the fair value of the vested stock options of $109,430, $68,478 and $177,908 respectively.   As of January 31, 2009, the aggregate value of unvested options was $91,588, which will be amortized as compensation expense as the options vest over 13 months.

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009

Activity under the plan for the period January 3, 2007 (inception) to January 31, 2009 is as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,000,000	$0.30	-	$-
Granted	326,000	$0.55	1,000,000	$0.30
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	-	$-	-	$-

Outstanding at end of year	1,326,000	$0.36	1,000,000	$0.30

Exerciseable at end of year	775,000	$0.34	250,000	$0.30

As of January 31, 2009, the intrinsic value of all fully vested stock options and all stock options outstanding was nil.

A summary of the status of the Company’s non vested options granted under the Company’s stock option plan as of January 31, 2009 and changes during the year ended January 31, 2009 is presented below:

		Weighted
		Average Grant
Nonvested Options	Options	Date Fair Value

Nonvested options at January 31, 2008	750,000	$0.18
Granted	326,000	0.32
Vesting	(525,000)	0.20
Forfeited	-	-

Nonvested options at January 31, 2009	551,000	$0.23

The following table summarizes information regarding options outstanding and exercisable as of January 31, 2009:

Options Outstanding				Options Exercisable
	Number	Weighted		Number		Weighted
	Outstanding	Average	Weighted	Exercisable	Weighted	Average
Range of	as of	Remaining	Average	as of	Average	Remaining
Exercise	January 31,	Contractual	Exercise	January 31,	Exercise	Contractual
Prices	2009	Life	Price	2009	Price	Life
$0.12	216,000	9.95	$0.12	-	$-	-
$0.30	1,000,000	5.25	$0.30	750,000	$0.30	5.25
$1.40	110,000	9.24	$1.40	25,000	$1.40	9.24
$.12-$1.40	1,326,000	6.35	$0.36	775,000	$0.34	5.38

Warrants

As of January 31, 2009 and 2008, the Company has 12,375,000 warrants for the issuance of 6,187,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share. Each

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009 warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012.

NOTE 7 – INCOME TAXES

At January 31, 2009, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $4,241,000 for Federal purposes and $3,855,000 for state purposes. The Federal carryforward expires in 2029 and the state carryforward expires in 2014. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

Significant components of the Company’s deferred income tax assets consist of the following as of:

	January 31, 2009	January 31, 2008
Deferred tax asset
Net operating loss carryforward	$1,827,000	$941,000
Valuation allowance	(1,827,000)	(941,000)
Net deferred income tax asset	$-	$-

Reconciliation of effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended	Year Ended
	January 31,	January 31,
	2009	2008
Tax expense at the U.S. statutory income tax rate	(34.00)%	(34.00)%
Increase in valuation allowance	34.00%	34.00%
Effective tax rate	-	-

Effective January 3, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)— an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of January 31, 2009 and 2008, the Company does not have a liability for unrecognized tax benefits.

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of January 31, 2009 and 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

The Company entered into an employment agreement with an executive (“Executive”), to serve as the CEO of the Company on January 3, 2007 and signed an Amended and Restated Employment Agreement on November 9, 2007. The agreement was further amended on January 9, 2009 and on April 24, 2009.  The agreements are effective through December 31, 2009, with automatic one year extensions unless terminated at least sixty (60) days prior to the end of the current annual contract term. Pursuant to the November 9, 2007 Amended and Restated Employment Agreement the Executive earned an annual salary of $140,000, subject to review on no less than an annual basis. The Executive is also able to earn an annual cash bonus of up to $60,000, based on obtaining pre-determined goals and objectives for the year. The January 9, 2009 amendment reduced the Executive’s annual salary to $112,000 through June 30, 2009 and the April 24, 2009 amendment further reduced the Executive’s annual salary to approximately $33,000.  In the event the Company’s cash exceeds its liabilities by a minimum of $800,000 as measured at month end, the Executive’s salary will increase to $112,000 through June 30, 2009 and effective July 1, 2009, the Executive’s salary will increase to $140,000.  The April 24, 2009 amendment also provides for a sales commission based upon gross profits of future sales through June 30, 2009.  The Executive was given the following rights relative to the participation in equity ownership of the Company:

•
The right to purchase 500,000 shares of the Company’s common stock in exchange for a note receivable of $50,000. As of January 31, 2008, the note receivable was forgiven by the Company and $50,000 was recognized as officer compensation and is included in selling, general and administrative expenses,

•
A grant of one million stock options exercisable at $0.30 per share (valued at $182,608-See Note 6) and a grant of 94,000 stock options exercisable at $0.12 per share (valued at $7,184-See Note 6), and

•
A grant of 500,000 shares of restricted common stock of the Company, which vests according to a schedule of specific milestones. During the year ended January 31, 2008, two milestones were met. Accordingly, the Company issued 500,000 shares to the CEO, of which 250,000 have vested, and recognized $187,500 of officer compensation that is included in selling, general and administrative expense for the year ended January 31, 2008. No additional milestones were met during the year ended January 31, 2009, therefore no additional shares vested and no officer compensation was recognized.

The employment agreement also includes a severance package, upon Executive’s termination by the Company without cause. The severance package includes a requirement to provide the Executive six months notice of the termination, a severance payment equal to the Executive’s base salary for twelve months, plus one month for each full year the Executive was employed past the first anniversary of

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2009 and 2008
and the Period January 3, 2007 (inception) to January 31, 2009 employment. The package also includes a prorated bonus pursuant to the bonus plan or bonus arrangement for Executive in effect at the time of her termination and all stock options granted to Executive will immediately vest upon the date of the notice of termination.   Additionally, the modification relieves the Company from incurring severance in the event that the Executive is terminated as part of a plan to cease operations.

The Executive’s compensation for the year ended January 31, 2009 includes a bonus of approximately $30,000.  This bonus is contingent upon the Company having cash on hand that exceeds all liabilities by a minimum of $800,000 at any month end subsequent to January 31, 2009.

Board of Directors Compensation

Effective November 1, 2007, members of the Company’s board of directors were granted an aggregate of 420,000 shares of restricted common stock as well as cash payments for their services. Of that amount 132,000 shares, at a value of $99,000, vested upon the Company completing the Share Exchange Agreement, which occurred on January 31, 2008, and the Company paid cash of $66,000. Accordingly, during the year ended January 31, 2008, the Company recognized $165,000 of director compensation expense that is included in selling, general and administrative expense. The remaining 288,000 shares of restricted common stock will vest through November 6, 2009. During the year ended January 31, 2008, the Company recognized $27,000 of direct compensation expense associated with the vesting of these restricted shares of common stock and accrued cash to be paid of $18,000. As of January 31, 2008, the Company has $66,000 included in accounts payable and $18,000 included in accrued expenses to these related parties. During the year ended January 31, 2009, the Company recognized $108,000 of direct compensation expense associated with the vesting of these restricted shares of common stock and paid cash of $82,800. As of January 31, 2009, all amounts were paid to the directors, therefore no amounts were included in accounts payable or accrued expenses.

Operating Leases

The Company leases its office at 2101 Rosecrans Avenue, Suite 4240, El Segundo, California, from The Plaza CP LLC, under an operating lease that expires February 28, 2009. The Company is also obligated to pay real estate taxes, general liability insurance, property insurance and periodic rent escalation. Total rent and lease expense charged to operations during the years ended January 31, 2009 and January 31, 2008 and for the period from January 3, 2007 (inception”) to January 31, 2009 was $58,449, $52,563, and $111,012, respectively.

Aggregate future minimum rental payments for the year ended January 31, 2010 is $3,997.

EXHIBIT INDEX

Exhibit Number

10.18
Amendment, dated April 24, 2009, to Amended and Restated Employment Agreement made November 6, 2007, by and between iDcentrix, Inc. (now known as IDCX Co.) and Francine Dubois (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC)

10.19	Offer Letter Agreement, dated February 9, 2008, by and between iDcentrix, Inc. (now known as IDCX Co.) and James Tate Preston

10.20
Amendment, dated April 24, 2009, to Offer Letter Agreement, dated February 9, 2008, by and between iDcentrix, Inc. (now known as IDCX Co.) and James Tate Preston (confidential treatment requested as to certain portions which are omitted and filed separately with the SEC)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer