Form 10-Q
period 2009-04-30
iDcentrix, Inc.
filed 2009-06-22
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the quarterly period ended April 30, 2009

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from ______ to ______

Commission File Number: 000-51263

iDcentrix, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-4650531 (I.R.S. Employer Identification No.)

444 N. Nash Street El Segundo, California (Address of Principal Executive Offices)	90245 (Zip Code)

(310) 321-5566
(Registrant’s Telephone Number, Including Area Code)

___________________________________________________________________________
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☐

At June 10, 2009, there were 32,242,000 shares of common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

		Page

Part I – Financial Information		2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of April 30, 2009 (Unaudited) and January 31, 2009	2

	Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2009 and 2008 and for the Cumulative Period January 3, 2007 (Inception) to April 30, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2009 and 2008 and for the Cumulative Period January 3, 2007 (Inception) to April 30, 2009 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) for the Period from January 3, 2007 (Inception) to April 30, 2009 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements for the Three Months Ended April 30, 2009 and 2008 (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Item 4T.	Controls and Procedures	20

Part II – Other Information		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

	Signatures	22

  -i-

Forward-Looking Statements

This report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control.  These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, our plans to develop and implement a strategic marketing plan and enhance our product offerings, our expectations with respect to the future contributions of recently hired employees and our plans to hire additional marketing and technical employees, our plans to consider possible acquisitions, statements with respect to our beliefs with respect to growth in the market for security cards and other security-related technology, statements with respect to our expectations or beliefs with respect to future competition, statements with respect to our plans and expectations about research and development and statements concerning our need for and ability to attract additional capital.  We have no duty to update these statements.  Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements due to various factors, including the risks, uncertainties and other factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended January 31, 2009, and in Part I, Item 2 “Management’s Discussion and Results of Operations” and Part II, Item 1A “Risk Factors”, if any, of this Quarterly Report on Form 10-Q.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2009	January 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$132,355	$275,082
Prepaid expenses	15,675	21,430

Total current assets	148,030	296,512

Property and equipment, net	22,109	24,309

Security deposits	-	4,730

Total Assets	$170,139	$325,551

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$164,223	$186,080
Accrued expenses	43,624	41,026

Total liabilities	207,847	227,106

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.00001 par value, 100,000,000 shares authorized; 32,242,000 shares issued and outstanding at April 30, 2009 and January 31, 2009	322	322
Additional paid-in capital	3,980,591	3,910,474
Deficit accumulated during the development stage	(4,018,621)	(3,812,351)

Total Stockholders’ Equity (Deficiency)	(37,708)	98,445

Total Liabilities and Stockholders’ Equity (Deficiency)	$170,139	$325,551

See accompanying notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Cumulative
			Period From
			Inception
			(January 3,
	Three Months Ended		2007) to
	April 30,		April 30,
	2009	2008	2009

Revenue	$-	$-	$-

Operating Expenses
Selling, general and administrative	206,603	626,745	3,839,121
Research and development	-	-	40,096
Impairment of sublicensing agreements	-	-	171,000

	206,603	626,745	4,050,217

Loss from Operations	(206,603)	(626,745)	(4,050,217)

Interest Income	333	13,637	31,596

Net Loss	$(206,270)	$(613,108)	$(4,018,621)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	31,896,674	31,752,667

See accompanying notes to condensed consolidated financial statements.

IDCENTRIX
 (A  Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative
			Period From
			Inception
			(January 3,
	Three Months Ended		2007) to
	April 30,		April 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(206,270)	$(613,108)	$(4,018,621)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,200	9,273	69,281
Fair value of vested stock options	43,117	13,331	221,025
Fair value of restricted stock issuances	27,000	27,000	448,500
Fair value of stock issued to employee	-	-	50,000
Impairment of sublicensing agreements	-	-	171,000
Changes in operating assets and liabilities
Prepaid expenses and security deposits	10,485	(23,053)	(14,146)
Accounts payable	(21,857)	(466,852)	107,362
Accrued expenses	2,598	73,496	42,095

Net cash used in operating activities	(142,727)	(979,913)	(2,923,504)

Cash Flows from Investing Activities
Net cash received in reverse merger with Sterling Gold	-	-	503,055
Purchase of property and equipment	-	-	(34,390)
Net cash provided by investing activities	-	-	468,665

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	-	372,492	2,587,194
Net cash provided by financing activities	-	372,492	2,587,194

Net (decrease) increase in cash	(142,727)	(607,421)	132,355

Cash and Cash Equivalents, Beginning of Period	275,082	2,117,091	-

Cash and Cash Equivalents, End of Period	$132,355	$1,509,670	$132,355

Supplemental non cash investing and financing activities:
Issuance of common stock for sublicense agreement	$-	$-	$228,000

See accompanying notes to condensed consolidated financial statements.

IDCENTRIX
(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficiency)
FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO APRIL 30, 2009 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 3, 2007	-	$-	$-	$-	$-

Net loss	-	-	-	(40,000)	(40,000)

Balance, January 31, 2007	-	-	-	(40,000)	(40,000)

Private placements of common stock, net of offering costs
Shares issued at $0.10 per share	3,400,000	34	310,310	-	310,344
Shares issued at $0.30 per share	1,100,000	11	301,186	-	301,197
Shares issued at $0.75 per share	2,342,000	23	1,603,138	-	1,603,161

Fair value of vested stock options issued to employees	-	-	68,478	-	68,478

Fair value of vesting of restricted stock issuance to directors ($0.75 per share)	920,000	9	313,491	-	313,500

Fair value of stock issued to employee ($0.10 per share)	500,000	5	49,995	-	50,000

Fair value of common stock issued in exchange for sublicense (A)	10,000,000	100	227,900	-	228,000

Shares issued pursuant to share exchange with Sterling Gold Corp. ($0.04 per share)	13,480,000	135	446,059		446,194

Net loss	-	-	-	(1,675,396)	(1,675,396)

Balance, January 31, 2008	31,742,000	317	3,320,557	(1,715,396)	1,605,478

Private placement of common stock, net of offering costs at $0.75 per share	500,000	5	372,487	-	372,492

Fair value of vested stock options issued to employees	-	-	109,430	-	109,430

Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	-	-	108,000	-	108,000

Net loss	-	-	-	(2,096,955)	(2,096,955)

Balance, January 31, 2009	32,242,000	322	3,910,474	(3,812,351)	98,445

Fair value of vested stock options issued to employees	-	-	43,117	-	43,117

Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	-	-	27,000	-	27,000

Net loss	-	-	-	(206,270)	(206,270)

Balance, April 30, 2009	32,242,000	$322	$3,980,591	$(4,018,621)	$(37,708)

(A) - 3.5 million shares were valued at $0.065 per share and 6.5 million shares were valued at nil.

See accompanying notes to condensed consolidated financial statements.

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2009 and 2008
and the Period January 3, 2007 (inception) to April 30, 2009 (Unaudited)

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

On January 31, 2008, the Company consummated a Share Exchange Agreement with Sterling Gold Corp. Pursuant to the terms of the Share Exchange Agreement all of the issued and outstanding common shares of iDcentrix were exchanged on a one-for–one basis for common shares of Sterling Gold Corp. The acquisition was accounted for as a reverse merger (recapitalization) with iDcentrix deemed to be the accounting acquirer and Sterling Gold deemed to be the legal acquirer. As such, the consolidated financial statements herein reflect the historical activity of iDcentrix since its inception, and the historical stockholders’ equity of iDcentrix has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital. Prior to the share exchange iDcentrix had 18,762,000 shares of common stock issued and outstanding and Sterling Gold had 13,480,000 shares of common stock issued and outstanding.  Each share of iDcentrix common stock was exchanged for one share of Sterling Gold common stock.  For accounting purposes, iDcentrix was deemed to have issued 13,480,000 shares of its common stock to the former Sterling Gold shareholders.  Accordingly, after the share exchange there was a total of 32,242,000 shares of common stock issued and outstanding.  Upon the exchange, the Company reflected the receipt of Sterling Gold’s net assets, including $503,055 of cash less the costs of the reverse merger of approximately $59,000, as an adjustment to paid-in capital.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IDCX Co. Intercompany transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern

In the opinion of management, the accompanying (a) consolidated balance sheet as of January 31, 2009, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three months ended April 30, 2009 and 2008 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the consolidated financial position of the Company as of April 30, 2009, the results of its consolidated operations for the three months ended April 30, 2009 and 2008, and its consolidated cash flows for the three months ended April 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

These condensed consolidated financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission on May 15, 2009 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the condensed consolidated financial statements for 2009 are incorporated by reference from the Notes to Consolidated Financial Statements as of January 31, 2009 as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The results of operations for the three months ended April 30, 2009 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending January 31, 2010. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2009 and 2008
and the Period January 3, 2007 (inception) to April 30, 2009 (Unaudited)

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

 The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, sales and marketing activities to create market awareness of its products, and obtaining financing. Through April 30, 2009, the Company has incurred accumulated losses of approximately $4 million and it currently has only limited cash on hand.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At April 30, 2009, the Company had not yet commenced any revenue-generating operations. All activity through April 30, 2009 has been related to the Company’s formation, capital raising efforts and sales and marketing activities. As such, the Company has yet to generate any cash flows from operations, and has been dependent on equity funding from both related and unrelated parties to finance its operations.

The Company does not have sufficient resources to fund its operations for the next twelve months.  The Company estimates that it would require minimum funding in fiscal 2010 of approximately $1 million in order to continue to operate. The Company has been actively seeking additional funding in order to meet its financing requirements.  However, due to unfavorable conditions in the capital markets, and the Company’s failure, to date, to generate revenues from operations, the Company’s efforts to secure additional sources of equity have been unsuccessful.  At this point, the Company does not anticipate that it will be able to raise additional capital or generate any revenue from operations in the near term.  Accordingly, on June 16, 2009, the Board of Directors determined that the Company should cease the active pursuit of its business plan.  The Board will also consider the possibility of a sale of the Company.  No agreement has been reached for the sale of the Company and no assurance can be given that a sale of the Company can be accomplished on acceptable terms, or at all.

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

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2009 and 2008
and the Period January 3, 2007 (inception) to April 30, 2009 (Unaudited)

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

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At April 30, 2009 and 2008, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 1,326,000 and 1,110,000 shares respectively, and 12,375,000 warrants to acquire 6,187,000 shares. Since the Company reported a net loss for the three months ended April 30, 2009 and 2008, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 was issued in December 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective January 3, 2007.  At April 30, 2009 and January 31, 2009, the Company has no accrued estimated penalty. (see Note 3)

Recent Accounting Pronouncements

References to the “FASB” and “SFAS” herein refer to the “Financial Accounting Standards Board” and “Statement of Financial Accounting Standards”, respectively.

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2009 and 2008
and the Period January 3, 2007 (inception) to April 30, 2009 (Unaudited)

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was February 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was February 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the Company’s  consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassification

In presenting the Company’s statement of operations for the year ended January 31, 2009 and for the period from January 3, 2007 (inception) to January 31, 2009, the Company presented the impairment of its sublicenses of $171,000 as a component of other income.  In computing the cumulative loss since inception for the period January 3, 2007 (inception) to April 30, 2009, the Company has reclassified the impairment of the sublicenses of $171,000 to loss from operations.

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2009 and 2008
and the Period January 3, 2007 (inception) to April 30, 2009 (Unaudited)

NOTE 3 – SUBLICENSE AGREEMENT

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

In the event that the Company does not (a) meet any of the registration deadlines discussed above, (b) does not maintain the effectiveness of a previously filed registration statement as required under this agreement or (c) does not meet other requirements discussed in the agreement, then the Company must pay damages to Fortress as defined in the agreement. The registration rights agreement requires the payment of liquidated damages to Fortress calculated as the total Transfer Restricted Shares multiplied by $0.75 multiplied by the sum of the prime rate (as defined by the Royal Bank of Canada) plus 5% per annum applied to the number of days delinquent in the filing. On April 25, 2008, a waiver of the potential liability for failure to timely file a registration statement covering the registration of the initial tranche of common stock was obtained from Fortress. The waiver was effective from May 1, 2008 to May 15, 2008 and the Company filed the initial registration statement on May 15, 2008.  The registration statement was declared effective by the SEC on October 23, 2008.  On May 26, 2009, Fortress agreed to temporarily waive the requirement to register the next tranche of shares until at least July 31, 2009.  Thereafter, Fortress retains the right to require the Company to register the shares upon 30 days notice.  Accordingly, no penalty has been  recorded for the failure to maintain the effectiveness of the previous registration statement or the requirement to file future registrations.

As of January 31, 2009, the Company evaluated its sublicense agreement and determined that the future undiscounted net cash flows was less than the carrying amount of the asset and recognized an impairment loss equal to the remaining book value of the sublicense.   For the three months ended April 30, 2009 and 2008 and for the period January 3, 2007 (inception) to April 30, 2009 the Company recognized $0, $8,143 and $57,000 of amortization expense respectively.

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2009 and 2008
and the Period January 3, 2007 (inception) to April 30, 2009 (Unaudited)

NOTE 4 – COMMON STOCK

During the three months ended April 30, 2009, the Company recognized $27,000 of expense relating to the vesting of shares of common stock covered by restricted stock awards granted to members of the Company’s board of directors under the Equity Participation Plan described in Note 5, below.

NOTE 5 – OPTIONS AND WARRANTS

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

During the three months ended April 30, 2009, no options were issued to employees or nonemployees.  For the three months ended April 30, 2009 and 2008 and for the period January 3, 2007 (inception) to April 30, 2009, the Company recognized compensation expense related to the fair value of the vested stock options of $43,117, $13,331 and $221,025 respectively.   As of January 31, 2009, the aggregate value of unvested options was $54,094, which will be amortized as compensation expense as the options vest over 13 months.

Activity under the Plan for the three months ended April 30, 2009 is as follows:

	Options Outstanding	Intrinsic Value	Weighted Average Exercise Price
Options outstanding at January 31, 2009	1,326,000		$0.36
Granted	-		-
Exercised	-		-
Forfeited	-		-

Options outstanding at April 30, 2009	1,326,000	-	$0.36

Options exercisable at April 30, 2009	1,052,500	-	$0.35

As of April 30, 2009, the intrinsic value of all fully vested stock options and all stock options outstanding was nil.

A summary of the status of the Company’s non vested options granted under the Company’s stock option plan as of April 30, 2009 and changes during the three months ended April 30, 2009 is presented below:

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2009 and 2008
and the Period January 3, 2007 (inception) to April 30, 2009 (Unaudited)

Nonvested Options	Options	Average Grant Date Fair Value

Nonvested options at January 31, 2009	551,000	$0.23
Granted	-	-
Vesting	277,500	0.23
Forfeited	-	-

Nonvested options at April 30, 2009	273,500	$0.25

The following table summarizes information regarding options outstanding and exercisable as of April 30, 2009:

Options Outstanding				Options Exercisable
	Number	Weighted		Number		Weighted
	Outstanding	Average	Weighted	Exercisable	Weighted	Average
Range of	as of	Remaining	Average	as of	Average	Remaining
Exercise	April 30,	Contractual	Exercise	April 30,	Exercise	Contractual
Prices	2009	Life	Price	2009	Price	Life
$0.12	216,000	9.70	$0.12	-	$-	-
$0.30	1,000,000	5.00	$0.30	1,000,000	$0.30	5.00
$1.40	110,000	9.00	$1.40	52,500	$1.40	9.00
$.12-$1.40	1,326,000	6.10	$0.36	1,052,500	$0.35	5.20

Warrants

As of April 30, 2009, the Company has 12,375,000 warrants for the issuance of 6,187,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share. Each warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012.

NOTE 7 – INCOME TAXES

At April 30, 2009, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $4,644,000 for Federal purposes and $4,221,000 for state purposes. The Federal carryforward expires in 2029 and the state carryforward expires in 2014. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

IDCENTRIX

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2009 and 2008
and the Period January 3, 2007 (inception) to April 30, 2009 (Unaudited)

company has not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets consist of the following as of:

	April 30,	January 31,
	2009	2009
Deferred tax asset
Net operating loss carryforward	$2,006,000	$1,827,000
Valuation allowance	(2,006,000)	(1,827,000)
Net deferred income tax asset	$-	$-

Reconciliation of effective income tax rate to the U.S. statutory rate is as follows:

	April 30,	April 30,
	2009	2008
Tax expense at the U.S. statutory income tax rate	(34.00)%	(34.00)%
Increase in valuation allowance	34.00%	34.00%
Effective tax rate	-	-

Effective January 3, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)— an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of April 30, 2009 and January 31, 2008, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of April 30, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended January 31, 2009, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report.  Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance.  Words or phrases such as “believe,” “does not believe,” “will,” “may,” “plan,” “estimate,” “anticipate,” “expect,” “intend” and similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Suspension of Active Pursuit of Operations

We have been a start-up, exploration stage corporation and have not generated or realized any revenues from our business operations.

To date, sales and marketing activities have been the focus of our activities.  We attended domestic and international trade shows, participated in industry associations, engaged in public relations activities and entered into partnering agreements with other service providers.

As of April 30, 2009, we had only approximately $132,000 in cash on hand.  We have made certain cost reductions including (i) personnel reductions, (ii) our remaining employees agreed to significant salary reductions, (iii) we relocated our corporate offices to a temporary facility on a rent free basis, (iv) our board members agreed to waive the cash component of their compensation, (v) we undertook initiatives to reduce our legal expense, and (vi) we reduced our travel expense and eliminated our attendance at trade shows.  As a result of these initiatives, we significantly reduced our cash expenses.

We have also attempted to raise additional capital.  However, due to the continuing unfavorable conditions in the capital markets and our failure to generate revenues from operations to date, we have been unsuccessful in these efforts.

On June 16, 2009, in view of the Company’s extremely limited cash resources, its continuing inability to secure additional funding and its continuing lack of success in generating revenues from operations, the Board of Directors determined that the Company should suspend the active pursuit of its business operations and further reduce its expenses.  Accordingly, the Company has terminated the services of all of its employees except for Ms. Dubois, its President and Chief Executive Officer (whose compensation had previously been significantly reduced), and Mr. Fractor, its Chief Financial Officer and Treasurer, who will continue to serve in a part-time capacity at a reduced rate of compensation.  The Board has authorized Ms. Dubois and Mr. Fractor to attempt to settle the Company’s remaining obligations and to pursue the possibility of a sale of the Company.  No agreement has been reached for the sale of the Company and no assurance can be given that any such agreement will be reached upon acceptable terms, or at all.  If a sale is consummated, there can be no assurance that it will result in a meaningful return to shareholders.

Results of Operations

Three Months Ended April 30, 2009 Compared to the Three Months Ended April 30, 2008

For the three months ended April 30, 2009, the Company incurred a loss of approximately $206,000, or $0.01 per share basic and diluted, compared to a loss of approximately $613,000, or $0.02 per share basic and diluted in the same period of the prior year.  The reduction in the net loss was due to reductions in compensation, occupancy costs, legal expenses, reductions in outside board member compensation, elimination of trade show attendance and a reduction in travel expense.

During the three months ended April 30, 2009, the Company’s three full time employees agreed to modify the terms of their employment agreements.  These modifications provided for a significant reduction in base salaries with the opportunity to earn sales commissions and bonuses based upon gross profits.  As there was no revenue or gross profits during the three months ended April 30, 2009, there were no sales commissions or bonuses.

During the most recent quarter the Company relocated its corporate offices.  On an interim basis, the Company’s corporate personnel utilize certain office space on a rent free basis.  The Company’s ability to utilize office space on a rent free basis is limited and it will eventually need to relocate.

Liquidity and Capital Resources

As of April 30, 2009, we have not generated any revenue and we have cash on-hand of approximately $132,000.  Despite the expense reductions mentioned above, we will not have enough capital resources available to continue operating through the end of our next fiscal year.  We estimate that we would require minimum additional funding in fiscal year 2010 of approximately $1 million in order to fund our operations.

During the second fiscal quarter of 2009, the Company began to seek additional equity through private placements.  To date, however, due to unfavorable conditions in the capital markets and our failure to generate revenue from operations, we have been unsuccessful in raising additional capital.  Consequently, we do not expect to have sufficient capital to finance our operations through the end of the current fiscal year and have determined to suspend the active pursuit of our business plan while scaling back all operations to conserve cash.  We will also pursue the possibility of a sale of the Company.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Going Concern

We incurred a net loss of approximately $206,000 during the three month period ended April 30, 2009 and a cumulative net loss of approximately $4 million since inception.  Accordingly, there is substantial doubt about our ability to continue as a going concern. Successful completion of our development programs and our transition to attaining profitable operations was dependent upon obtaining financing adequate to complete our product development and the successful market introduction of our product and services.  Given our inability to raise additional capital or to generate revenues from operations, we have determined to suspend the active pursuit of our business operations.  As of April 30, 2009, we had cash on hand of approximately $132,000 and current liabilities of approximately $208,000.

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

Equity Based Compensation

The Company periodically issues restricted stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete.

Recent Accounting Pronouncements

References to the “FASB” and “SFAS” herein refer to the “Financial Accounting Standards Board” and “Statement of Financial Accounting Standards”, respectively.

In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued.  SFAS 141R replaces SFAS 141 “Business Combinations”.  SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was February 1, 2009.  Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008 the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was February 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the Company’s  consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

 In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial statements and disclosures.

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

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2009.

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

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of April 30, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

As part of their assessment, our CEO and CFO evaluated whether the material weaknesses in internal control over financial reporting previously reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 continue to exist.  Although the Company has begun to address its material weaknesses in internal control over financial reporting, we have not completed the implementation and testing of the changes in controls and procedures which we believe are necessary to conclude that all of the material weaknesses have been remediated.  Accordingly, based upon that assessment, we have identified the following material weaknesses which continue to exist in our internal control over financial reporting:

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

As a result of the material weaknesses described above, management concluded that, as of April 30, 2009, we did not maintain effective control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO.

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

During the second fiscal quarter of 2009, we began to change some of our internal control procedures and to document these changes.  We also eliminated some of the deficiencies relating to our purchasing, disbursement and bank reconciliation functions, including adding a requirement that all checks require two signatures and that bank reconciliations be reviewed by our CEO and CFO.  During the third quarter of fiscal 2009, we engaged a new payroll service and improved our payroll controls.  We also developed policies and procedures to improve our internal control over purchasing and accounts payable and added a requirement that a non-management member of the board of directors review our monthly bank reconciliations in addition to the CEO and CFO.  To the extent reasonably possible, we will continue to seek the advice of outside consultants and internal resources to implement additional controls; however, due to our lack of capital, we have suspended our efforts to remediate the deficiencies described above.

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

Item 1A.  Risk Factors

The following new Risk Factor is added to those set forth in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended January 31, 2009.

The Company has determined to suspend the active pursuit of its business operations.

On June 16, 2009, in view of the Company’s extremely limited cash resources, its continuing inability to secure additional funding and its continuing lack of success in generating revenues from operations, the Board of Directors determined that the Company should suspend the active pursuit of its business operations and further reduce its expenses.  Accordingly, the Company has terminated the services of all of its employees except for Ms. Dubois, its President and Chief Executive Officer (whose compensation had previously been significantly reduced), and Mr. Fractor, its Chief Financial Officer and Treasurer, who will continue to serve in a part-time capacity at a reduced rate of compensation.  The Board has authorized Ms. Dubois and Mr. Fractor to attempt to settle the Company’s remaining obligations and to pursue the possibility of a sale of the Company.  No agreement has been reached for the sale of the Company and no assurance can be given that any such agreement will be reached upon acceptable terms, or at all.  If a sale is consummated, there can be no assurance that it will result in a meaningful return to shareholders.

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

IDCENTRIX, INC. (Registrant)
Date: June 22, 2009	By:	/s/ Francine Dubois
Francine Dubois President and Chief Executive Officer (Principal Executive Officer)

Date: June 22, 2009	By:	/s/ David E. Fractor
David E. Fractor Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.