Form 10-Q
period 2009-07-31
iDcentrix, Inc.
filed 2009-09-21
CIK 1280821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2009

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

At September 15, 2009, there were 32,559,500 shares of common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

                                              Page

Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of July 31, 2009 (Unaudited) and January 31, 2009	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2009 and 2008 and for the Cumulative Period January 3, 2007 (Inception) to July 31, 2009 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2009 and 2008 and for the Cumulative Period January 3, 2007 (Inception) to July 31, 2009 (Unaudited)	5
Condensed Consolidated Statements of Stockholders' Equity (Deficiency) for the Period January 3, 2007 (Inception) to July 31, 2009 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended July 31, 2009 and 2008 (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Item 4T. Controls and Procedures	18
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21

i

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDCENTRIX

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2009	January 31, 2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$22,292	$275,082
Prepaid expenses	23,522	21,430

Total current assets	45,814	296,512

Property and equipment, net	713	24,309

Security deposits	-	4,730

Total Assets	$46,527	$325,551

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$160,690	$186,080
Accrued expenses	41,945	41,026

Total Liabilities	202,635	227,106

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $0.00001 par value, 100,000,000 shares authorized; 32,242,000 shares issued and outstanding at July 31, 2009 and January 31, 2009	322	322
Additional paid-in capital	4,000,522	3,910,474
Deficit accumulated during the development stage	(4,156,952)	(3,812,351)

Total Stockholders’ Equity (Deficiency)	(156,108)	98,445

Total Liabilities and Stockholders’ Equity (Deficiency)	$46,527	$325,551

See notes to condensed consolidated financial statements.

IDCENTRIX

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,		Cumulative Period From Inception January 3, 2007 to July 31,
	2009	2008	2009	2008	2009
Revenue	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and administrative	138,370	515,860	344,973	1,142,605	3,977,491
Research and development	-	-	-	-	40,096
Impairment of sublicensing agreements	-	-	-	-	171,000
Loss from Operations	(138,370)	(515,860)	(344,973)	(1,142,605)	(4,188,587)
Interest Income	39	8,734	372	22,371	31,635
Net Loss	$(138,331)	$(507,126)	$(344,601)	$(1,120,234)	$(4,156,952)
Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding	31,927,957	31,788,000	31,912,376	31,770,497

See notes to condensed consolidated financial statements.

IDCENTRIX

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative Period From Inception January 3, 2007 to July 31, 2009
	Six Months Ended July 31
	2009	2008
Cash Flows from Operating Activities
Net loss	$(344,601)	$(1,120,234)	$(4,156,952)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,350	18,571	71,431
Loss on disposal of property and equipment	18,546	-	18,546
Fair value of vested stock options	54,048	44,447	231,956
Fair value of restricted stock issuances	36,000	54,000	457,500
Fair value of stock issued to employee	-	-	50,000
Impairment of sublicensing agreements	-	-	171,000
Changes in operating assets and liabilities
Prepaid expenses and security deposits	2,638	(16,581)	(21,993)
Accounts payable	(25,390)	(591,231)	103,829
Accrued expenses	919	83,177	40,416

Net cash used in operating activities	(253,490)	(1,527,851)	(3,034,267)

Cash Flows from Investing Activities
Net cash received in reverse merger with Sterling Gold	-	-	503,055
Proceeds from the sale of property and equipment	700	-	700
Purchase of property and equipment	-	-	(34,390)
Net cash provided by investing activities	700	-	469,365

Cash Flows from Financing Activities
Deferred offering costs	-	(19,514)	-
Net proceeds from issuance of common stock	-	372,493	2,587,194
Net cash provided by financing activities	-	352,979	2,587,194
Net (decrease) increase in cash	(252,790)	(1,174,872)	22,292

Cash and Cash Equivalents, Beginning of Period	275,082	2,117,091	-

Cash and Cash Equivalents, End of Period	$22,292	$942,219	$22,292
Supplemental non cash investing and financing activities:
Issuance of common stock for sublicense agreement	$-	$-	$228,000

See notes to condensed consolidated financial statements.

IDCENTRIX

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 3, 2007	-	$-	$-	$-	$-
Net loss	-	-	-	(40,000)	(40,000)
Balance, January 31, 2007	-	-	-	(40,000)	(40,000)
Private placements of common stock, net of offering costs
Shares issued at $0.10 per share	3,400,000	34	310,310	-	310,344
Shares issued at $0.30 per share	1,100,000	11	301,186	-	301,197
Shares issued at $0.75 per share	2,342,000	23	1,603,138	-	1,603,161
Fair value of vested stock options issued to employees	-	-	68,478	-	68,478
Fair value of vesting of restricted stock issuance to directors ($0.75 per share)	920,000	9	313,491	-	313,500
Fair value of stock issued to employee ($0.10 per share)	500,000	5	49,995	-	50,000
Fair value of common stock issued in exchange for sublicense (A)	10,000,000	100	227,900	-	228,000
Shares issued pursuant to share exchange with Sterling Gold Corp. ($0.04 per share)	13,480,000	135	446,059	-	446,194
Net loss	-	-	-	(1,675,396)	(1,675,396)
Balance, January 31, 2008	31,742,000	317	3,320,557	(1,715,396)	1,605,478
Private placement of common stock, net of offering costs at $0.75 per share	500,000	5	372,487	-	372,492
Fair value of vested stock options issued to employees	-	-	109,430	-	109,430
Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	-	-	108,000	-	108,000
Net loss	-	-	-	(2,096,955)	(2,096,955)
Balance, January 31, 2009	32,242,000	322	3,910,474	(3,812,351)	98,445
Fair value of vested stock options issued to employees	-	-	54,048	-	54,048
Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	-	-	36,000	-	36,000
Net loss	-	-	-	(344,601)	(344,601)
Balance, July 31, 2009	32,242,000	$322	$4,000,522	$(4,156,952)	$(156,108)

(A) - 3.5 million shares were valued at $0.065 per share and 6.5 million shares were valued at nil.

See notes to condensed consolidated financial statements.

IDCENTRIX

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

NOTE 1 –DESCRIPTION OF THE BUSINESS

iDcentrix (the “Company”) was incorporated in Delaware in January of 2007. Due to the Company’s inability to raise additional capital or generate revenue, the Company ceased operations effective June 16, 2009. Previously, the Company was in the business of producing hi-tech security identification solutions. Substantially all of the efforts of the Company were devoted to these business activitiesThe Company is a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since the inception of the Company will be considered as part of the Company’s development stage activities. Sterling Gold Corp. was incorporated in January of 2004.

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

Basis of Presentation and Going Concern

In the opinion of management, the accompanying (a) consolidated balance sheet as of January 31, 2009, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and six months ended July 31, 2009 and 2008 include all adjustments (consisting of normal recurring accruals) which management considers necessary to present fairly the consolidated financial position of the Company as of July 31, 2009, the results of its consolidated operations for the three and six months ended July 31, 2009 and 2008, and its consolidated cash flows for the six months ended July 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

These condensed consolidated financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission on May 15, 2009 which should be read in conjunction with this Quarterly Report on Form 10-Q. The notes from the condensed consolidated financial statements for 2009 are incorporated by reference from the Notes to Consolidated Financial Statements as of January 31, 2009 as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. The results of operations for the three and six months ended July 31, 2009 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending January 31, 2010. The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

IDCENTRIX

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, sales and marketing activities to create market awareness of its products, and obtaining financing. Through July 31, 2009, the Company has incurred accumulated losses of approximately $4.2 million and it currently has only limited cash on hand.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At July 31, 2009, the Company had not yet commenced any revenue-generating operations. All activity through July 31, 2009 has been related to the Company’s formation, capital raising efforts and sales and marketing activities. As such, the Company has yet to generate any cash flows from operations, and has been dependent on equity funding from both related and unrelated parties to finance its operations.

The Company does not have sufficient resources to fund its operations for the next twelve months. Although the Company attempted to raise additional funding, its efforts were unsuccessful due to unfavorable capital markets and the Company’s inability to generate revenue from operations. Accordingly, on June 16, 2009, the Company’s Board of Directors determined that the Company should abandon its business plan and cease operations. The Company will consider selling itself; however, the Company has not entered into any agreement to sell itself, and there can be no assurance that such an agreement can be entered into or on terms that would be favorable to the Company and its stakeholders.

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

IDCENTRIX

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

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

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At July 31, 2009 and 2008, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 0 and 1,110,000 shares, respectively, and 12,375,000 warrants to acquire 6,187,000 shares. Since the Company reported a net loss for the three and six months ended July 31, 2009 and 2008, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Fair Values of Financial Instruments

Fair Value Measurements are determined by the Company’s adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of February 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements.

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

Level 3-Unobservable inputs based on the Company’s assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 was issued in December 2006. Early adoption of FSP EITF 00-19-2 is permitted and the Company adopted FSP EITF 00-19-2 effective January 3, 2007. At July 31, 2009 and January 31, 2009, the Company has no accrued estimated penalty. (see Note 3)

Recent Accounting Pronouncements

References to the “FASB” and “SFAS” herein refer to the “Financial Accounting Standards Board” and “Statement of Financial Accounting Standards”, respectively.

IDCENTRIX

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Reclassification

In presenting the Company’s statement of operations for the year ended January 31, 2009 and for the period from January 3, 2007 (inception) to January 31, 2009, the Company presented the impairment of its sublicenses of $171,000 as a component of other income. In computing the cumulative loss since inception for the period January 3, 2007 (inception) to July 31, 2009, the Company has reclassified the impairment of the sublicenses of $171,000 to loss from operations.

IDCENTRIX

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

NOTE 3 – SUBLICENSING AGREEMENTS

The Company entered into a sublicensing agreement (“Canadian Sublicensing Agreement”) with Fortress Identification Cards, Ltd. (“Fortress”) on April 25, 2007 whereby the Company licensed certain patents and security card intellectual property, on a royalty free basis, in exchange for 3,500,000 shares of the Company’s common stock. The Canadian Sublicensing Agreement was valued at $228,000 based on management’s assessment which involved obtaining an independent valuation. The sublicensing agreement consists of the exclusive utilization of the intellectual property associated with Landqart AG’s security cards for the territory of Canada, and the term of the agreement was through the expiration of the final patent licensed under this agreement.

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

In conjunction with the Canadian Sublicensing Agreement and Worldwide Sublicensing Agreement, the Company also signed a Registration Rights Agreement with Fortress. Per such agreement, the Company is required to register Fortress’s common shares of the Company in 2,500,000 increments, with (a) the registration statement for such initial tranche required to be filed no later than ninety (90) days subsequent to the effective date of the Exchange Agreement, and (b) the Company is required to use its best efforts to have the registration statement effective no later than one hundred eighty (180) days subsequent to the effective date of the Exchange Agreement. Additionally, Fortress is permitted to request future registrations for its remaining shares in 2,500,000 share tranches on each anniversary relative to the initial registered tranche.

In the event that the Company does not (a) meet any of the registration deadlines discussed above, (b) does not maintain the effectiveness of a previously filed registration statement as required under this agreement or (c) does not meet other requirements discussed in the agreement, then the Company must pay damages to Fortress as defined in the agreement. The registration rights agreement requires the payment of liquidated damages to Fortress calculated as the total Transfer Restricted Shares multiplied by $0.75 multiplied by the sum of the prime rate (as defined by the Royal Bank of Canada) plus 5% per annum applied to the number of days delinquent in the filing. On April 25, 2008, a waiver of the potential liability for failure to timely file a registration statement covering the registration of the initial tranche of common stock was obtained from Fortress. The waiver was effective from May 1, 2008 to May 15, 2008 and the Company filed the initial registration statement on May 15, 2008. The registration statement was declared effective by the SEC on October 23, 2008. On May 26, 2009, Fortress agreed to temporarily waive the requirement to register the next tranche of shares until at least July 31, 2009. The Company is discussing an additional waiver with Fortress. Accordingly, no penalty has been recorded for the failure to maintain the effectiveness of the previous registration statement or the requirement to file future registration statements.

As of January 31, 2009, the Company evaluated the Canadian Sublicensing Agreement and the Worldwide Sublicensing Agreement and determined that the future undiscounted net cash flows was less than the carrying amount of the asset and recognized an impairment loss equal to the remaining book value of the sublicense. No amortization expense was recognized during the three and six months ended July 31, 2009. For the three and six months ended July 31, 2008 the Company recognized $8,143 and $16,286 of amortization expense respectively.

IDCENTRIX

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

For the period January 3, 2007 (inception) to July 31, 2009 the Company recognized $57,000 of amortization expense.

With the Company’s decision to terminate its business operations, the Company anticipates that the Canadian Sublicensing Agreement and the Worldwide Sublicensing Agreement will terminate in accordance with their terms.

NOTE 4 – COMMON STOCK

During the three and six months ended July 31, 2009 and 2008, the Company recognized $9,000, $36,000, $27,000 and $54,000 respectively of expense relating to the vesting of shares of common stock covered by restricted stock awards granted to members of the Company’s board of directors under the Equity Participation Plan described in Note 5, below.

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

During the three and six months ended July 31, 2009, no options were issued to employees or nonemployees. For the three and six months ended July 31, 2009 the Company recognized $10,983 and $54,048 of compensation expense related to the fair value of the vested stock options. For the three and six months ended July 31, 2008 and for the period January 3, 2007 (inception) to July 31, 2009, the Company recognized $31,116, $44,447 and $231,956 of compensation expense related to the fair value of the vested stock options. As of July 31, 2009, there were no stock options outstanding.

Activity under the Plan for the six months ended July 31, 2009 is as follows:

	Options Outstanding	Intrinsic Value	Weighted Average Exercise Price
Options outstanding at January 31, 2009	1,326,000	$-	$0.36
Granted	-		-
Exercised	-		-
Forfeited	1,326,000	$-	0.36
Options outstanding at July 31, 2009	-	$-	$-
Options exercisable at July 31, 2009	-	$-	$-

IDCENTRIX

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

A summary of the status of the Company’s non vested options granted under the Company’s stock option plan as of July 31, 2009 and changes during the six months ended July 31, 2009 is presented below:

Nonvested Options	Options	Weighted Average Grant Date Fair Value

Nonvested options at January 31, 2009	551,000	$0.23
Granted	-	-
Vesting	371,500	0.20
Forfeited	179,500	0.33
Nonvested options at July 31, 2009	-	$-

As of July 31, 2009, there were no stock options outstanding.

Warrants

As of July 31, 2009, the Company has 12,375,000 warrants for the issuance of 6,187,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share. Each warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012. On August 20, 2009, the Company issued 317,500 shares of common stock pursuant to agreements privately negotiated with holders of the outstanding warrants to terminate 6,350,000 outstanding warrants. Following the termination of the warrants, the Company has outstanding 6,025,000 warrants for the issuance of 3,012,500 shares of common stock.

NOTE 7 – INCOME TAXES

At July 31, 2009, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $4,807,000 for Federal purposes and $4,232,000 for state purposes. The Federal carryforward expires in 2029 and the state carryforward expires in 2014. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

Significant components of the Company’s deferred income tax assets consist of the following as of:

	July 31, 2009	January 31, 2009
Deferred tax asset
Net operating loss carryforward	$2,072,000	$1,827,000
Valuation allowance	(2,072,000)	(1,827,000)
Net deferred income tax asset	$-	$-

IDCENTRIX

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JULY 31, 2009 (UNAUDITED)

Reconciliation of effective income tax rate to the U.S. statutory rate is as follows:

	July 31, 2009	July 31, 2008
Tax expense at the U.S. statutory income tax rate	(34.00)%	(34.00)%
Increase in valuation allowance	34.00	34.00
Effective tax rate	-	-

Effective January 3, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)— an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of July 31, 2009 and January 31, 2009, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of July 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

.

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

Suspension of Active Pursuit of Operations

Through June 16, 2009, we were a start-up exploration stage company and sales and marketing activities were the focus of our activities. We attended domestic and international trade shows, participated in industry associations, engaged in public relations activities and entered into partnering agreements with other service providers. Despite these efforts we were unsuccessful in generating revenue. We attempted to raise additional capital; however, due to unfavorable conditions in the capital markets and our failure to generate revenue from operations, we were unsuccessful in these efforts.

On June 16, 2009, in view of the Company’s extremely limited cash resources, its continuing inability to secure additional funding and its continuing lack of success in generating revenues from operations, the Board of Directors determined that the Company should suspend the active pursuit of its business operations and further reduce its expenses. Accordingly, the Company terminated the services of all of its employees except for Ms. Dubois, its President and Chief Executive Officer (whose compensation had previously been significantly reduced), and Mr. Fractor, its Chief Financial Officer and Treasurer, who continues to serve in a part-time capacity at a reduced rate of compensation. The Board authorized Ms. Dubois and Mr. Fractor to attempt to settle the Company’s remaining obligations and to pursue the possibility of a sale of the Company. Although the Company has been in discussion with certain potential acquirers, no agreement has been reached for the sale of the Company and no assurance can be given that any such agreement will be reached upon acceptable terms, or at all. If a sale is consummated, there will not be a meaningful return to shareholders.

Results of Operations

Three Months Ended July 31, 2009 Compared to the Three Months Ended July 31, 2008

For the three months ended July 31, 2009, the Company incurred a loss of approximately $138,000, or $0.00 per share basic and diluted, compared to a loss of approximately $507,000, or $0.02 per share basic and diluted in the same period of the prior year. The reduction in the net loss was due to reductions in compensation, occupancy costs, legal expenses, reductions in outside board member compensation, elimination of trade show attendance and a reduction in travel expense.

During the three months ended July 31, 2009, the Company terminated two of its three remaining full time employees after significantly reducing their compensation in the prior quarter. Additionally, the Company’s Chief Executive Officer agreed to a significant reduction in her compensation.

The Company relocated its offices to an interim facility on a rent free basis. This reduced the Company’s rent and other occupancy related expenses. The member’s of the Board of Directors waived their cash and equity compensation during the three months ended July 31, 2009. Legal expenses during the quarter were reduced compared to the same period in the prior year. Additionally, since the Company abandoned its business plan, it did not participate in trade shows; thereby reducing sales and marketing and travel expenses.

Six Months Ended July 31, 2009 Compared to the Six Months Ended July 31, 2008

For the six months ended July 31, 2009, the Company incurred a loss of approximately $345,000, or $0.01 per share basic and diluted, compared to a loss of approximately $1,120,000, or $0.04 per share basic and diluted in the same period of the prior year. The reduction in the net loss was due to reductions in compensation, occupancy costs, legal expenses, reductions in outside board member compensation, elimination of trade show attendance and a reduction in travel expense.

Liquidity and Capital Resources

As of July 31, 2009, we have not generated any revenue and we have cash on-hand of approximately $22,000. Despite the expense reductions mentioned above, we will not have enough capital resources available to continue operating through the end of our next fiscal year.

During the second fiscal quarter of 2009, the Company began to seek additional equity through private placements. Due to unfavorable conditions in the capital markets and our failure to generate revenue from operations, we were unsuccessful in raising additional capital. Consequently, we do not expect to have sufficient capital to finance our operations through the end of the current fiscal year and have determined to suspend the active pursuit of our business plan while scaling back all operations to conserve cash. The Company’s Board of Directors instructed management to settle with its creditors and to pursue the sale of the Company. Although the Company has been in discussion with certain potential acquirers, no agreement has been reached for the sale of the Company and no assurance can be given that any such agreement will be reached upon acceptable terms, or at all. If a sale is consummated, there can be no assurance that it will result in a meaningful return to shareholders.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Going Concern

We incurred a net loss of approximately $345,000 during the six month period ended July 31, 2009 and a cumulative net loss of approximately $4.2 million since inception. Accordingly, there is substantial doubt about our ability to continue as a going concern. Given our inability to raise additional capital or to generate revenues from operations, we determined to suspend the active pursuit of our business operations. As of July 31, 2009, we had cash on hand of approximately $22,000 and current liabilities of approximately $203,000.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Not applicable.

Item 4T. Controls and Procedures

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

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of July 31, 2009.

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

The Company’s present directors and management succeeded to those positions on January 31, 2008 and had no opportunity to plan, implement and evaluate the Company’s system of internal control over financial reporting prior to assuming their current positions. From January 31, 2008 through June 16, 2009, the Company’s management began the implementation of a system of internal control appropriate to its level of business and operations. During the second fiscal quarter of 2009, we began to change some of our internal control procedures and to document these changes. We also eliminated some of the deficiencies relating to our purchasing, disbursement and bank reconciliation functions, including adding a requirement that all checks require two signatures and that bank reconciliations be reviewed by our CEO and CFO. During the third quarter of fiscal 2009, we engaged a new payroll service and improved our payroll controls. We also developed policies and procedures to improve our internal control over purchasing and accounts payable and added a requirement that a non-management member of the board of directors review our monthly bank reconciliations in addition to the CEO and CFO. Due to our lack of capital, we have suspended our efforts to remediate the deficiencies described below.

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of July 31, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

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

We have a material weakness due to the lack of a documented and reviewed system of internal controls. We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel. During the second quarter of fiscal 2009 we began to change some of our internal control systems and began to document those changes. This process has been suspended due to lack of resources.

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

On June 16, 2009, in view of the Company’s extremely limited cash resources, its continuing inability to secure additional funding and its continuing lack of success in generating revenues from operations, the Board of Directors determined that the Company should suspend the active pursuit of its business operations and further reduce its expenses. Accordingly, the Company terminated the services of all of its employees except for Ms. Dubois, its President and Chief Executive Officer (whose compensation had previously been significantly reduced), and Mr. Fractor, its Chief Financial Officer and Treasurer, who continues to serve in a part-time capacity with a reduced rate of compensation. The Board authorized Ms. Dubois and Mr. Fractor to attempt to settle the Company’s remaining obligations and to pursue the possibility of a sale of the Company. No agreement has been reached for the sale of the Company and no assurance can be given that any such agreement will be reached upon acceptable terms, or at all. If a sale is consummated, there will not be a meaningful return to shareholders.

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

IDCENTRIX, INC.

(Registrant)

Date: September 21, 2009	By: /s/ Francine Dubois Francine Dubois President and Chief Executive Officer (Principal Executive Officer)

Date: September 21, 2009	By: /s/ David E. Fractor David E. Fractor Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.