Form 10-Q
period 2009-10-31
iDcentrix, Inc.
filed 2009-12-21
CIK 1280821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: October 31, 2009
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

iDcentrix, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	20-4650531
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

360 Main Street Washington, VA 22747

(Address of Principal Executive Office) (Zip Code)

540-675-3149

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒     NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

YES  ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate

Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

At December 15, 2009, there were 68,176,300 shares of common stock, par value $0.00001, outstanding.

TABLE OF CONTENTS

          Page

Part I.

Financial Information

            3

Item 1.

 Financial Statements

            3

Condensed Consolidated Balance Sheets as of October 31, 2009 (Unaudited) and

      January 31, 2009

3

Condensed Consolidated Statements of Operations for the Three and nine Months Ended

    October 31, 2009 and 2008 and for the Cumulative Period January 3, 2007 (Inception) to

October 31, 2009 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31,

                              2009 and  2008 and for the Cumulative Period January 3, 2007 (Inception) to October 31,

                              2009 (Unaudted)

5

Condensed Consolidated Statements of Stockholders’ Equity for the Period

      January 3, 2007 (Inception) to October 31, 2009 (Unaudited)

6

            Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended

      October 31, 2009 and 2008 (Unaudited)

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

          15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

          19

Item 4.

Controls and Procedures.

          19

Item 4T.

Controls and Procedures

          19

Part II.

Other Information

          22

Item 1.

Legal Proceedings

          22

Item 1A.

Risk Factors

          22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

          22

Item 3.

Defaults Upon Senior Securities

          22

Item 4.

Submission of Matters to a Vote of Security Holders

          22

Item 5.

Other Information

          22

Item 6.

Exhibits

          22

Signatures

          23

Forward-Looking Statements

This report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as  amended (the “Securities Act”), and Section 21E of the Securities Exchange act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby.  Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control.  These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, our plans to develop and implement a strategic marketing plan and enhance our product offerings, our expectations with respect to the future contributions of recently hired employees and our plans to hire additional marketing and technical employees, our plans to consider possible acquisitions, statements with respect to our beliefs with respect to future competition, statements with respect to our plans and expectations about research and development and statements concerning our need for and ability to attract additional capital.  We have no duty to update these statements.  Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements due to various factors, including the risks, uncertainties and other factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended January 31, 2009, and in Part I, Item 2, “Management’s Discussion and Results of Operations” and Part II, Item 1A “Risk Factors”, if any, of this Quarterly Report on Form 10-Q.

We expressly quality in their entirety all forward-looking statement attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statement

IDCENTRIX
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31	January 31
	2009	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,544	$275,082
Prepaid expenses	2,106	21,430

Total current assets	37,650	296,512

Property and equipment, net	-	24,309
Security deposits	-	4,730

Total Assets	$37,650	$325,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$-	$186,080
Accrued expenses	35,424	41,026

Total Liabilities	35,424	227,106

Commitments and contingencies

Stockholders’ equity
Common stock, $0.000001 par value, 100,000,000 shares authorized; 68,176,300 and 32,242,000 shares issued and outstanding at October 31, 2009 and January 31, 2009	681	322
Additional paid-in capital	4,077,435	3,910,474
Deficit accumulated during the development stage	(4,075,890)	(3,812,351)

Total Stockholders’ equity	2,226	98,445

Total liabilities and Stockholders’ Equity	$37,650	$325,551

See notes to condensed consolidated financial statements.

IDCENTRIX
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative
					Period
					From
	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	(January 3, 2007)
	October 31,	October 31,	October 31,	October 31,	To October 31,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-	$-
Operating Expenses
Selling, generally and administrative	67,343	442,557	412,316	1,585,162	4,044,834
Research and development	-	-	-	-	40,096
Impairment of sublicensing agreements	-	-	-	-	171,000

Income (loss) from operations	(67,343)	(442,557)	(412,316)	(1,585,162)	(4,255,930)

Other Income
Interest Income	-	4,830	372	27,201	31,635
Settlement of Accounts Payable	149,118	-	149,118	-	149,118
Other Expense	(713)	-	(713)	-	(713)

Net Income (loss)	$81,062	$(437,727	$(263,539)	$(1,557,961)	$(4,075,890)

Basic and diluted income (loss) per Common Share	$-	$(0.01)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding	35,691,133	31,824,391	33,183,253	31,788,745

See notes to condensed consolidated financial statements

IDCENTREX
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative
			Period From
	Nine Months	Nine Months	Inception
	Ended	Ended	January 3, 2007
	October 31	October 31	To October 31
	2009	2008	31, 2009

Cash flows form operating activities:
Net loss	$(263,539)	$(1,557,961)	$(4,075,890)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Settlement of Accounts Payable	(149,118)	-	(149,118)
Depreciation and amortization	4,350	28,099	71,431
Loss on disposal of property and equipment	19,259	-	19,259
Fair value of vested stock options	54,048	75,563	231,956
Fair value of restricted stock issuances	27,000	81,000	448,500
Fair value of stock issued to employees	-	-	50,000
Impairment of sublicensing agreements	-	-	171,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	24,053	(26,900)	(577)
Accounts payable	(36,962)	(475,673)	92,257
Accrued expenses	(5,603)	43,664	33,895

Net cash used in operating activities	(326,510)	(1,832,208)	(3,107,287)

Cash flows from investing activities:
Net cash received in reverse merger with Sterling Gold	-	-	503,055
Proceeds form the sale of property and equipment	700	-	700
Purchase of property and equipment	-	(20,694)	(34,390)
Net cash (used in) provided by investing activities	700	(20,694)	469,365

Cash flows from financing activities:
Deferred offering costs
Net proceeds from issuance of common stock	86,272	372,492	2,673,466
Net cash provided by financing activities	86,272	372,492	2,673,466

Net (decrease) increase in cash	(239,538)	(1,480,410)	35,544

Cash and cash equivalents, beginning of period	275,082	2,117,091	-
Cash and cash equivalents, end of period	$35,544	$636,681	$35,544
Supplemental non cash investing and financing activities

Issuance of common stock of sublicense Agreement	-	-	$228,000

See notes to condensed consolidated financial statements.

IDCENTRIX
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

			Additional
	Common Stock		Paid – In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 3, 2007	-	$-	$-	$-	$-
Net loss	-	-	-	(40,000)	(40,000)
Balance, January 31, 2007	-	-	-	(40,000)	(40,000)
Private placements of common stock, net of offering costs
Shares issued at $0.10 per share	3,4000,000	34	310,310	-	310,344
Shares issued at $0.30 per share	1,100,000	11	301,186	-	301,197
Shares issued at $0.75 per share	2,342,000	23	1,603,138	-	1,603,161
Fair value of vested stock options issued to employees	-	-	68,478	-	68,478
Fair value of vesting of restricted stock issuance to directors ($0.75 per share)	920,000	9	313,491	-	313,500
Fair value of stock issued to employee ($0.10 per share)	500,000	5	49,995	-	50,000
Fair value of common stock issued in exchange for sublicense (A)	10,000,000	100	227,900	-	228,000
Shares issued pursuant to share exchange with Sterling Goad Corp. ($0.04 per share)	13,480,000	135	446,059	-	446,194
Net loss	-	-	-	(1,675,396)	(1,675,396)
Balance, January 31, 2008	31,742,000	317	3,320,557	(1,715,396)	1,605,478
Private placement of common stock, net of offering costs at $0.75 per share	500,000	5	372,487	-	372,492
Fair value of vested stock options issued to employees	-	-	109,430	-	109,430
Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	-	-	108,000	-	108,000
Net loss	-	-	-	(2,096,955)	(2,096,955)
Balance, January 31, 2009	32,242,000	322	3,910,474	(3,812,351)	98,445
Fair value of vested stock options issued to employees	-	-	54,048	-	54,048
Fair value of vesting of restricted stock issued to directors ($0.75 per share)	-	-	27,000	-	27,000
Shares issued at $.0034, net of cost	35,938,800	359	85,913	-	86,272
Conversion of warrants	317,500	3	(3)	-	-
Forfeiture of shares	(322,000)	(3)	3	-	-
Net loss for the period	-	-	-	(263,539)	(263,539)
Balance, October 31, 2009	68,176,300	$681	$4,077,435	$(4,075,890)	$2,226

(A) – 3.5 million shares were valued at $0.065 per share and 6.5 million shares were valued at zero.
See notes to condensed consolidated financial statements.

IDCENTRIX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

NOTE 1.

DESCRIPTION OF THE BUSINESS

iDcentrix (the “Company”) was incorporated in Delaware in January of 2007.  Due to the Company’s inability to raise additional capital or generate revenue, the Company ceased operations effective June 16, 2009.  Previously, the Company was in the business of producing hi-tech security identification solutions.  Substantially all of the efforts of the Company were devoted to these business activities.  The Company is a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  All losses accumulated since the inception of the Company will be considered as part of the Company’s development stage activities.  Sterling Gold Corp. was incorporated in January of 2004.

On January 31, 2008, the Company consummated a Share Exchange Agreement with Sterling Gold Corp.  Pursuant to the terms of the Share Exchange Agreement all of the issued and outstanding common shares of iDcentrix were exchanged on a one-for-one basis for common shares of Sterling Gold Corp.  The acquisition was accounted for as a reverse merger (recapitalization) with iDcentrix deemed to be the accounting acquirer and Sterling Gold deemed to be the legal acquirer.  As such, the consolidated financial statements herein reflect the historical activity of iDcentrix since its inception, and the historical stockholders’ equity of iDcentrix has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital.  Prior to the share exchange iDcentrix had 18,762,000 shares of common stock issued and outstanding  and Sterling Gold had 13,480,000 shares of common stock issued and outstanding.  Each share of iDcentrix common stock was exchanged for one share of Sterling Gold common stock.  For accounting purposes, iDcentrix was deemed to have issued 13,480,000 shares of its common stock to the former Sterling Gold shareholders.  Accordingly, after the share exchange there was a total of 32,242,000 shares of common stock issued and outstanding.  Upon the exchange, the Company reflected the receipt of Sterling Gold’s net assets, including $503,055 of cash less the costs of the reverse merger of approximately $59,000 as an adjustment to paid-in capital.

On October 23, 2009, iDcentrix, Inc. (the “Company”) entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired a total of thirty-five million nine hundred thirty-eight thousand eight hundred (35,938,800) shares of the Company’s common stock for net proceeds of $122,245.  The transaction closed on October 28, 2009.  Following the transaction, Belmont Partners, LLC controls approximately 53.81% of the Company’s outstanding capital stock.

NOTE 2.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and it wholly owned subsidiary, IDCX Co.  Intercompany transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern

In the opinion of management, the accompanying (a) consolidated balance sheet as of January 31, 2009, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements for the three and nine months ended October 31, 2009 and 2008 include all adjustments (consisting of normal accruals) which management considers necessary to present fairly the consolidated financial position of the Company as of October 31, 2009, the results of its consolidated operations for the three and nine months ended October 31, 2009 and 2008, and its consolidated cash flows for the nine months ended October 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

IDCENTRIX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

NOTE 2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

These condensed consolidated financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended January 31, 200, as filed with the Securities and Exchange Commission on May 15, 2009 which should be read in conjunction with this Quarterly Report on Form 10-Q.  The notes to the condensed consolidated financial statements for 2009 are incorporated by reference from the Notes to Consolidated Financial Statements as of January 31, 2009 as described in the Company’s annual Report on Form 10- for the year ended January 31, 2009.  The results of operations for the three and nine months ended October 31, 2009 are not necessarily indicative of the consolidated results of operations to be expected for the full fiscal year ending January 31, 2010.  The following unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures were made are adequate to make the information not misleading.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities.  Since inception, the Company has been engaged in organizational activities, sales and marketing activities to create market awareness of its products, and obtaining financing.  Through October 31, 2009, the Company has incurred accumulated losses of approximately 4 million and it currently has only limited cash on hand.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At October 31, 2009, the Company had not yet commenced any revenue-generating operations.  All activity through October 31, 2009 has been related to the Company’s formation, capital raising efforts and sales and marketing activities.  As such, the Company has yet to generate any cash flows from operations, and has been dependent on equity funding from both related and unrelated parties to finance its operations.

The Company does not have sufficient resources to fund its operations for the next twelve months.  Although the Company attempted to raise additional funding, its efforts were unsuccessful due to unfavorable capital markets and the Company’s inability to generate revenue from operations.  Accordingly, on June 16, 2009, the Company’s Board of Directors determined that the Company should abandon its business plan and cease operations.  On October 23, 2009, iDcentrix, Inc. (the “Company”) entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired a total of thirty-five million nine hundred thirty-eight thousand eight hundred (35,938,800) shares shares of the Company’s common stock.  The transaction closed on October 28, 2009.  Following the transaction, Belmont Partners, LLC controls approximately 53.81% of the Company’s outstanding capital stock.

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

IDCENTRIX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

Stock Compensation

The Company periodically issues stock instruments, including shares of its common stock, stock options and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services rendered and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options to purchase shares of the Company’s common stock vest and expire according to the terms established at the grant date.

Loss per common share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants.  At October 31, 2009 and 2008, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 0 and 1,110,000 shares, respectively, 6,025,000 and 12,375,000 warrants to acquire 3,012,500 and 6,187,000 shares respectively.  Since the Company reported a net loss for the three and nine months ended October 31, 2009 and 2008, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Fair Value of Financial Instruments

During September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance regarding fair value measurements, which was effective for fiscal years beginning after November 15, 2007.  This guidance defines fair value, establishes as framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company’s assumptions.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under Financial Accounting Standards Board guidelines. The guidelines specify that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured..  At October 31, 2009 and January 31, 2009, the Company has no accrued estimated penalty. (see Note 3)

IDCENTRIX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending October 31, 2009, all references made by it to GAAP in its financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued new accounting guidance relating to fair value measurement to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

The disclosure requirements are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  Disclosures are not required for earlier periods presented for comparative purposes.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption had no effect on the Company’s results of operations or financial position.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.  The Company has evaluated its subsequent events through December 18, 12009, the date of issuance of this 10Q.

IDCENTRIX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), FSP FAA 107-1 and APB 28-1 amend SFAS No 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption.  The Company does not expect the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Reclassification

In presenting the Company’s statement of operations for the year ended January 31, 2009 and for the period from January 3, 2007 (inception) to January 31, 2009, the Company presented the impairment of its sublicenses of $171,000 as a component of other income.  In computing the cumulative loss since inception for the period January 3, 2007 (inception) to October 31, 2009, the Company has reclassified the impairment of the sublicenses of $171,000 to loss from operations.

NOTE 3.

SUBLICENSING AGREEMENTS

The Company entered into a sublicensing agreement (“Canadian Sublicensing Agreement”) with Fortress Identification Cards, Ltd. (“Fortress) on April 25, 2007 whereby the Company licensed certain patents and security card intellectual property, on a royalty free basis, in exchange for 3,500,000 shares of the Company’s common stock.  The Canadian Sublicensing Agreement was value at $228,000 based on management’s assessment which involved obtaining an independent valuation.  The sublicensing agreement consists of the exclusive utilization of the intellectual property associated with Landqart AG’s security cards for the territory of Canada, and the term of the agreement was through the expiration of the final patent licensed under this agreement.

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

IDCENTRIX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

In conjunction with the Canadian Sublicensing Agreement and Worldwide Sublicensing Agreement, the Company also signed a Registration Rights Agreement with Fortress. Per such agreement, the Company is required to register Fortress’s common shares of the Company in 2,500,000 increments, with (a) the registration statement for such initial tranche required to be filed no later than ninety (90) days subsequent to the effective date of the Exchange Agreement, and (b) the Company is required to use its best efforts to have the registration statement effective no later than one hundred eighty (180) days subsequent to the effective date of the Exchange Agreement.  Additionally, Fortress is permitted to request future registrations for its remaining shares in 2,500,000 share tranches on such anniversary relative to the initial registered tranche.

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

As of January 31, 2009, the Company evaluated the Canadian Sublicensing Agreement and the Worldwide Sublicensing Agreement and determined that the future undiscounted net cash flows was less than the carrying amount of the asset and recognized an impairment loss equal to the remaining book value of the sublicense.  No amortization expense was recognized during the three and nine months ended October 31, 2009.  For the three and nine months ended October 31, 2008 the Company recognized $8,141 and $24,429 of amortization expense respectively.

For the period January 3, 2007 (inception) to October 31, 2009, the Company recognized $57,000 of amortization expense.

With the Company’s sale of its business operations, the Company terminated the Canadian Sublicensing Agreement and the Worldwide Sublicensing Agreement, in accordance with their terms. The company also terminated the previously filed Registration Statement and obtained a release of potential claims relating to the Registration Statement and Sub-License Agreements.

NOTE 4.

COMMON STOCK

During the three and nine months ended October 31, 2009 and 2008, the Company recognized $0, $27,000, $27,000 and $81,000 respectively of expense relating to the vesting of shares of common stock covered by restricted stock awards granted to members of the Company’s board of directors under the Equity Participation Plan described in Note 5, below.

NOTE 5.

OPTIONS AND WARRANTS

On  May 1, 2007, the Company adopted the Equity Participation Plan (the “Plan”), which provides for the issuance of restricted stock, incentive stock options and nonqualified stock options to key employees, independent directors of, and consultants to the Company.  The Board of Directors administers the Plan, approves the individuals to whom options

IDCENTRIX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

will be granted, determines the number of options to be granted, and sets the term and exercise price of each option.  Generally, the plan provides for options to be granted at fair market value on the date of grant.  The term of the options granted under the Plan cannot be grater than ten years, or five years for certain optionees who have certain level of ownership in the Company.  Options granted generally vest twenty-five (25) percent after one year, with the remaining vesting evenly on each of the next three years.  An aggregate of 3,400,000 shares of common stock has been reserved for issuance under the plan.

During the three and nine months ended October 31, 2009, no options were issued to employees or nonemployees.  For the three and nine months ended October 31, 2009 the Company recognized $0 and $54,048 of  compensation expense related to the fair value of the vested stock options.  For the three and nine months ended October 31, 2008 and for the period January 3, 2007 (inception) to October 31, 2009, the Company recognized $31,116, $75,563 and $231,956 of compensation expense related to the fair value of the vested stock options.  As of October 31, 2009, there were no stock options outstanding.

Activity under the Plan for the nine months ended October 31, 2009 is as follows:

Weighted
	Options	Intrinsic	Average
	Outstanding	Value	Exercise Price
Options outstanding at January 31, 2009	1,326,000	$-	$0.36
Granted	-		-
Exercised	-		-
Forfeited	1,326,000	$-	0.36

Options outstanding as of July 31, 2009	-	-	-
Options exercisable at July 31, 2009	-	-	-
Options outstanding as of October 31, 2009	-	-	-
Options exercisable at October 31, 2009	-	-	-

A summary of the status of the Company’s non vested options granted under the Company’s stock option plan as of October 31, 2009 and changes during the nine months ended October 31, 2009 is presented below.

		Weighted
		Average Grant
Nonvested Options	Options	Date Fair Value
Nonvested options at January 31, 2009	551,000	$0.23
Granted	-	-
Exercised	371,500	0.20
Forfeited	179,500	0.33
Nonvested options at October 31, 2009	-	$-

As of October 31, 2009, there were no stock options outstanding.

Warrants

As of October 31, 2009, the Company has 6,025,000 warrants for the issuance of 3,012,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share.  Each warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012.  On August 20, 2009, the Company issued 317,500 shares of common stock pursuant to agreements privately negotiated with holders of the outstanding warrants to terminate 6,350,000 outstanding warrants.  Following the termination of the warrants, the Company has outstanding 6,025,000 warrants for the issuance of 3,012,500 shares of common stock.

IDCENTRIX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009 AND 2008

AND THE PERIOD JANUARY 3, 2007 (INCEPTION) TO OCTOBER 31, 2009 (UNAUDITED)

NOTE 7.

INCOME TAXES

At October 31, 2009, the Company had available Federal and state net operating loss carry forwards to reduce future taxable income.  The amounts available were approximately $4,807,000 for Federal purposes and $4,232,000 for state purposes.  The Federal carry forward expires in 2029 and the state carry forward expires in 2014.  Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carry forwards.  Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Current accounting guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the Company’s net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership. The company has not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets consist of the following as of:

	October 31, 2009	January 31, 2009
Deferred tax asset
Net operating loss carryforward	$2,072,000	$1,827,000
Valuation allowance	(2,072,000)	(1,827,000)
Net deferred income tax asset	$-	$-

Reconciliation of effective income tax rate to the U.S. statutory rate is as follows:

	October 31, 2009	January 31, 2009
Tax expense at the U.S. statutory income tax rate	(34.00)%	(34.00)%
Increase in valuation allowance	34.00	34.00
Effective tax rate	-	-

Effective January 3, 2007, the Company  adopted guidance that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this guidance we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has greater than fifty percent likelihood of being realized upon ultimate settlement.  This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and required increased disclosures.   At the date of adoption, and as of October 31, 2009 and January 31, 2009, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense.  As of October 31, 2009, the Company has no accrued interest or penalties related to uncertain tax positions.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read together with (i) the factors discussed in Item 1A “Risk Factors” of Part I of our Annual Report to the Securities and Exchange Commission on form 10-K for the year ended January 31, 2009, (ii) the factors discussed in Part II, Item 1A “Risk Factors,” if any, of this Quarterly Report on Form 10-Q and (iii) the financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report.  Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance.  Words or phrases such as “believe,”, “does not believe,” “will,” “may,” “plan,” “estimate,” “anticipate,” “expect,” “intend,” and similar expressions, when used in this Form 10-Q or other filings with the Securities and Exchange Commission, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Suspension of Active Pursuit of Operations

Through June 16, 2009, we were a start-up exploration stage company and sales and marketing activities were the focus of our activities.  We attended domestic and international trade shows, participated in industry associations, engaged in public relations activities and entered into partnering agreements with other service providers.  Despite these efforts we were unsuccessful in generating income.  We attempted to raise additional capital; however, due to unfavorable conditions in the capital markets and our failure to generate revenue from operations, we ere unsuccessful in these efforts.

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

On October 23, 2009, iDcentrix, Inc. (the “Company”) entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired a total of thirty-five million nine hundred thirty-eight thousand eight hundred (35,938,800) shares of the Company’s common stock.  The transaction closed on October 28, 2009.  Following the transaction, Belmont Partners, LLC controls approximately 53.81% of the Company’s outstanding capital stock.

Results of Operations

Three Months Ended October 31, 2009 Compared to the Three Months Ended October 31, 2008.

For the three months ended October 31, 2009, the Company had a profit of approximately $81,000 or $0.00 per share basic and diluted, compared to a loss of approximately $438,000 or $0.01 per share basic and diluted in the same period of the prior year.

Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2009

For the nine months ended October 31, 2009, the Company incurred a loss of approximately $264,000 or $ (0.01) per share basic and diluted, compared to a loss of approximately $1,558,000 or $ 0.05 per share basic and diluted in the same period of the prior year.  The reduction in the net loss was due to reductions in compensation, occupancy costs, legal expenses, reductions in outside board member compensation, elimination of trade show attendance and a reduction in travel expenses.

During the nine months ended October 31, 2009, the Company terminated two if its three remaining full time employees after significantly reducing their compensation in the prior quarter.  Additionally, the Company’s Chief Executive Officer agreed to a significant reduction in her compensation.

The Company relocated its offices to an interim facility on a rent free basis.  This reduced the Company’s rent and other occupancy related expenses.  The member of the Board of Directors waived their cash and equity compensation during the nine months ended October 31, 2009.  Legal expenses during the quarter were reduced compared to the same period in the prior year.  Additionally, since the Company abandoned its business plan, it did not participate in trade shows; thereby reducing sales and marketing and travel expenses.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On October 20, 2009, Paul Gifford and Bruce Morris tendered their registrations from the Company’s Board of Directors.  On October 21, 2009, David E. Fractor and Michael S. Harris tendered their resignations from the Company’s Board of Directors as well as all other positions formerly held in the Company.  On October 28, 2009, Francine Dubois tendered her resignation from the positions of President and Chief Executive Officer of the Company.  These resignations were in no way the result of any dispute, claim, or issue wit the Company or its management.

On October 28, 2009, a special meeting of the Board of Directors was held during which Joseph Meuse, a Director of the Company, was appointed to the office of President and Secretary of the Company.  His appointments were approved by a majority of the Company’s shareholders through written consent in lieu of a special meeting.

Set forth below is certain biographical information regarding the new Officer:

Appointment of Joseph Meuse:  Director, President and Secretary of the Company.

Joseph Meuse, age 39, resides in Warrenton, Virginia.  Mr. Meuse has been involved with corporate restructuring since 1995.  He is the Managing Member of Belmont Partners, LLC and was previously a Managing Partner of Castle Capital Partners.  Additionally, Mr. Meuse maintains a position as Board Member of numerous public companies.  Mr. Meuse attended the College of William and Mary.

Liquidity and Capital Resources

As of October 31, 2009, we have not generated any revenue and we have cash on-hand of approximately $36,000.  Despite the expense reductions mentioned above, we will not have enough capital resources available to continue operating through the end of  our next fiscal year.

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

On October 23, 2009, iDcentrix, Inc. (the “Company”) entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired a total of thirty-five million nine hundred thirty-eight thousand eight hundred (35,938,800) shares of the Company’s common stock.  The transaction closed on October 28, 2009.  Following the transaction, Belmont Partners, LLC controls approximately 53.81% of the Company’s outstanding capital stock.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Going Concern

We incurred a net loss of approximately $263,539 during the nine month period ended October 31, 2009 and a cumulative net loss of approximately $4 million since inception.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  Given our inability to raise additional capital or to generate revenues from operations, we determined to suspend the active pursuit of our business operations.  As of October 31, 2009, we had cash on hand of approximately $35,544 and current liabilities of approximately $35,424.

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

Stock Compensation

The Company periodically issues stock instruments, including shares of its common stock, stock options and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services rendered and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options to purchase shares of the Company’s common stock vest and expire according to the terms established at the grant date.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The FASB authoritative guidance is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending October 31, 2009, all references made by it to GAAP in its financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued new accounting guidance relating to fair value measurement to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

The disclosure requirements are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  Disclosures are not required for earlier periods presented for comparative purposes.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption had no effect on the Company’s results of operations or financial position.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.  The Company has evaluated its subsequent events through December 18, 12009, the date of issuance of this 10Q.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Not applicable.

Item 4T.

Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in our periodic reports filed or submitted under the Exchange Act (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of October 31, 2009.

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

The Company’s present directors and management succeeded to those positions on January 31, 2008 and had no opportunity to plan, implement and evaluate the Company’s system of internal control over financial reporting prior to assuming their current positions.  From January 31, 2008 through June 16, 2009, the Company’s management began the implementation of a system of internal control appropriate to its level of business and operations.  During the second fiscal quarter of 2009, we began to change some of our internal control  procedures and functions, including adding a requirement that all checks requires two signatures and that bank reconciliations be reviewed by our CEO and CFO.  During the third quarter of fiscal 2009, we engaged a new payroll service and improved our payroll controls.  We also developed policies and procedures to improve our internal control over purchasing and accounts payable and added a requirement that a non-management member of the board of directors review our monthly bank reconciliations in addition to the CEO and CFO.  Due to our lack of capital, we have suspended our efforts to remediate the deficiencies described below.

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of October 31, 2009 based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

As part of their assessment, our CEO and CFO evaluated whether the material weaknesses in internal control over financial reporting previously reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 continue to exist.  Although the Company has begun to address its material weaknesses in internal control over financial reporting, we have not completed the implementation and testing of the changes in controls and procedures which we believe are necessary to conclude that all of the material weaknesses have been remediated.  Accordingly, based upon that assessment, we have identified the following material weaknesses which continue to exist in our internal control over financial reporting.

Lack of documented internal control system.

We have a material weakness due to the lack of a documented and reviewed system of internal controls.  We have determined that the perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel.  During the second quarter of fiscal 2009 we began to change some of our internal control systems and began to document those changes.  This process has been suspended due to lack of resources.

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

Inadequate disaster recovery program.

We do not currently have a comprehensive disaster recovery program.  During the first quarter of fiscal 2009, we implemented a computer back up salutation as a first step in remediating this weakness.

Lack of controls over purchasing, accounts payable and disbursements.

Our employees are authorized to purchase goods and services and approve the related invoices for payment without obtaining supervisory approval or pursuant to a delegation of authority.  Additionally, the same employees are authorized to sign checks.  This lack of control and lack of segregation of duties can lead to errors and irregularities.  As discussed below in “Changes in Internal Control over Financial Reporting”, we have implemented a delegation of authority and improved our internal control procedures related to check signing and bank reconciliation process.

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

The application and general controls over our information and technology are not adequate.  Our accounting software lacks appropriate controls and most computer generated reports are reviewed by the author without independent verification.

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

On June 16, 2009, in view of the Company’s extremely limited cash resources, its continuing inability to secure additional funding and its continuing lack of success in generating revenues from operations, the Board of Directors determined that the Company should suspend the active pursuit of its business operations and further reduce its expenses.  Accordingly, the Company terminated the services of all of its employees except Ms. Dubois, its Chief Executive Officer (whose compensation had previously been significantly reduced), and Mr. Fractor, its Chief Financial Officer and Treasurer, who continues to serve in a part-time capacity with a reduced rate of compensation.  The Board authorized Ms. Dubois and Mr. Fractor to attempt to settle the Company’s remaining obligations and to pursue the possibility of a sale of the company.

On October 23, 2009, iDcentrix, Inc. (the “Company”) entered into a material definitive agreement with Belmont Partners, LLC by which Belmont acquired a total of thirty-five million nine hundred thirty-eight thousand eight hundred (35,938,800) shares of the Company’s common stock.  The transaction closed on October 28, 2009.  Following the transaction, Belmont Partners, LLC controls approximately 53.81% of the Company’s outstanding capital stock.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits

Exhibit Number

Description

31.1

Rule 13a-14(a) Certification of Principal Executive Officer

31.2

Rule 13a-14(a) Certification of Principal Financial Officer

32.1

Certification of Principal Executive Officer furnished pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

32.2

Certification of Principal Financial Officer furnished pursuant to Section 906 of the

Sarbanes-Oley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDCENTRIX, INC.

(Registrant)

Date:

December 21, 2009

By:  /s/ Joseph J. Meuse

Joseph J. Meuse

President and Chief Executive Officer

(Principal Executive Officer)

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