Form 10-K
period 2010-01-31
iDcentrix, Inc.
filed 2010-05-05
CIK 1280821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

______________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 31, 2010

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

Rm 1903, 19/F, Hing Yip COMM Centre, No. 272 Des Voeux Rd, Central, Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 00852-9090 9003

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [  ]

As of April 26,  2010, the registrant had 68,176,300 shares of common stock outstanding.

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

PART I

ITEM 1.  BUSINESS.

  BUSINESS

iDcentrix, Inc. (formerly known as Sterling Gold Corp.) was incorporated in the State of Nevada on January 26, 2004. The Company maintains its statutory registered agent’s office at 6100 Neil Road, Suite 400, Reno, Nevada 89544.  On October 23, 2009, the Company entered into a material definitive agreement (the “Belmont Stock Purchase Agreement”) with Belmont Partners, LLC (“Belmont”) whereby Belmont purchased a controlling interest of the Company’s common stock (the “Belmont Purchase Transaction”).  Pursuant to the Belmont Stock Purchase Agreement, Joseph Meuse, a managing member of Belmont, was appointed as a member of the Company’s Board of Directors and to the offices of President and Secretary and all other Directors and officers of the Company resigned.  As of October 28, 2009, the Company changed its plan of business from the development and marketing of high-end security identification cards to seeking to acquire or merge with a revenue-producing company or a company with technology assets.  Concurrent with this change of business focus, the Company moved its principal executive offices to 360 Main Street, Washington, VA 22747.  On April 5, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among Tsoi Tik Man, or the Buyer, Belmont, or the Seller, and the Company.  Pursuant to the terms of the Purchase Agreement, on April 5, 2010, Tsoi Tik Man acquired from Belmont a controlling interest in the in the Company’s common stock.  Pursuant to the terms of the Purchase Agreement, Joseph J. Meuse resigned on the Closing Date and Tsoi Tik Man was named as the sole officer and director of the Company.  Such resignation and appointment were effective as of the Closing Date with respect to the sole officer of the Company.  The resignation of Joseph J. Meuse and the naming of Tsoi Tik Man as a director will take effect on the tenth day following the mailing by the Company of an information statement that complies with the requirements of Section 14f-1 of the Securities Exchange Act of 1934.  Concurrent with this change of control, the Company moved its principal executive offices to Rm 1903, 19/F, Hing Yip COMM Centre, No. 272 Des Voeux Rd, Central, Hong Kong.  The Company’s telephone number is 00852-9090 9003.  The Company’s fiscal year end is January 31.

Background

Prior to the Belmont Purchase Transaction, the Company conducted business operations primarily through a subsidiary, IDCX Co. (“IDCX”), which was formed as a Delaware corporation in January 2007, and became a wholly-owned subsidiary of iDcentrix on January 31, 2008, pursuant to a share exchange agreement whereby each share of IDCX was exchanged for one share of iDcentrix  (the “Share Exchange”).  Prior to the Share Exchange, the business of iDcentrix had been the acquisition and exploration of mineral properties. This business was in the early exploration stage and was focused on the mineral exploration of the “K-2 Mining Claim”, Claim No. 406354, recorded November 7, 2003. The property was originally staked by Lloyd Tattersall on behalf of Glengarry Development Corp., a British Columbia corporation, which subsequently sold its interests in the property to Woodburn Holdings, Ltd., a British Columbia corporation. iDcentrix’s former president, Robert M. Baker, entered into an oral agreement with Woodburn Holdings, Ltd. regarding the acquisition of the property by iDcentrix. iDcentrix engaged in minimal exploration work on the property in 2005 through 2007. iDcentrix did not generate or realize any revenues from its prior mineral exploration business operations.

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

As a result of the Share Exchange, IDCX became a wholly-owned subsidiary of iDcentrix, and iDcentrix continued its existence as the surviving corporation.  Further, under the terms of the Exchange Agreement, the Linda S. Smith, the Company’s sole Director prior to the Exchange Agreement, agreed to resign and simultaneously appoint Francine Dubois, Michael S. Harris, Paul Gifford Bruce Morris to the IDCX Board of Directors.  Additionally, the Board of Directors accepted the resignation of Linda S. Smith as president, principal executive officer, principal accounting officer, principal financial officer, secretary and treasurer and appointed Francine Dubois to the office of Chief Executive Officer and Chief Financial Officer. Subsequently, David E. Fractor was appointed to the offices of Chief Financial Officer and Treasurer of the Company.  Since January 31, 2008, iDcentrix’s Board of Directors has consisted of Francine Dubois, Michael S. Harris, Paul Gifford Bruce Morris, and Joseph Meuse.

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

From inception, the Company has not generated any revenue, and remains a development stage business with limited operations.  We have limited assets, and our prospects of future profitable operations may be delayed or never realized. We may encounter difficulties that prevent us from operating our business as intended or that will prevent us from doing so in a profitable manner. Our business must be evaluated in view of possible delays, additional expenses, and other unforeseen complications that are often encountered by new business ventures.

On October 20, 2009, Paul Gifford and Bruce Morris tendered their resignations from our Board of Directors.  On October 21, 2009, David E. Fractor and Michael S. Harris tendered their resignations from our Board of Directors as well as all other positions they previously held in the Company.  Their resignations were not in any way the result of any disagreement with the Company or the Board of Directors, but pursuant to the Stock Purchase Agreement with Belmont in which Belmont acquired a controlling interest of our common stock, and the Board of Directors determination that a material change in the Company’s plan of operation would be in the Company’s best interest.  On October 28, 2009, a special meeting of the Board of Directors was held during which Joseph J. Meuse, our sole remaining Director, was appointed to the offices of President and Secretary.  On the same date, Francine Dubois tendered her resignation from the positions of President and Chief Executive Officer of the Company.

The following is a description of IDCX’s business, which constitutes the Company’s business moving forward.

General Business Description

Selection of a Business Combination

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality.  Therefore, we may have to wait some time before consummating a suitable transaction.  Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

Although our focus may be on opportunities related to the technologies in the security, medical, transportation, and entertainment sectors, we do not intend to restrict considerations to internet related applications, rather we intend to consider business opportunities in any business or industry segment.  Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture.  Accordingly, the Company will not initially be able to diversify and will be limited to one merger or acquisition.  The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.  Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes.  The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.  Management anticipates that any opportunity in which we participate will present certain risks.  Many of these risks cannot be adequately identified prior to selection of a specific opportunity.  Our shareholders must therefore depend on the ability of management to identify and evaluate such risks.  Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter.  The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity and the respective needs and desires of the Company and other parties. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

  Operation of Business after Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Competition

We will be involved in intense competition with other business entities to obtain a suitable business opportunity, many of which competitors will have a considerable edge over us by virtue of their stronger financial resources and prior experience in business.

Marketability

As we are currently not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Organization

We are comprised of one corporation with one subsidiary, IDCX Co..

Raw Materials

The use of raw materials is not a material factor in our operations at the present time.

Backlog

At January 31, 2010, we had no backlogs.

Employees

At this time we have no full time employees.  Tsoi Tik Man is our sole officer and Director nominee.

While Mr. Tsoi has extensive experience in business start ups and consulting, as we expand, we may hire additional employees.  However, at this time, we have no present plans to do so.  We may hire part-time help as needed from time-to-time for specific projects.  We do not pay salaries to our officers; however, we reimburse them for any out-of-pocket expenses they incur on our behalf.  In addition, in the future, we may approve the payment of salaries for our management, but currently, no such plans have been approved.  We do not currently pay for vacation, holidays or provide major medical coverage.  None of our officers or Directors is a party to any employment agreement; however, we may adopt such plans in the future.

Segment Information

Our management views our operations as one segment.

Proprietary Information

We own no proprietary information.

Government Regulation

We are not subject to any material government or industry regulation regarding our planned activities.

Research and Development

To date, we have expended $40,096 on research and development.

Environmental Compliance

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

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC).  Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  PROPERTIES.

We do not own any properties. The following describes our leasing arrangements.

During fiscal year 2009 we leased office space for our corporate headquarters in El Segundo, California for which we paid rent in the amount of $3,715 per month through February 29, 2008 and $3,827 per month for the period from March 1, 2008 to expiration on February 28, 2009.  The lease on this facility was not renewed.  On March 1, 2009, we moved into a smaller facility with a limited amount of office space in El Segundo, California on a rent free and interim basis.  On October 28, 2009, we moved our headquarters to office space owned by our sole officer and Director Joseph J. Meuse and continued to have no lease agreement or obligation.  On April 5, 2010, we moved our headquarters to office space owned by our sole officer Tsoi Tik Man and continue to have no lease agreement or obligation.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the OTC Bulletin Board under the ticker symbol “IDCX”. The following table sets forth the range of high and low bid information for our common stock for each full quarterly period during each of the past two fiscal years:

	High Bid	Low Bid
For For the fiscal year ending on 1-31-10
Fourth Quarter 11-1-09 to 1-31-10	$0.0125	$0.0021
Third Quarter 8-1-09 to 10-31-09	$0.035	$0.002
Second Quarter 5-1-09 to 7-31-09	$0.0998	$0.02
First Quarter 2-1-09 to 4-30-09	$0.12	$0.021
For the fiscal year ending on 1-31-09
Fourth Quarter 11-1-08 to 1-31-09	$0.40	$0.11
Third Quarter 8-1-08 to 10-31-08	$0.65	$0.12
Second Quarter 5-1-08 to 7-31-08	$1.35	$0.30
First Quarter 2-1-08 to 4-30-08	$1.55	$0.35

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

As of March 30, 2010, there were 63 shareholders of record of our common stock.

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

Whereas sales and marketing activities were our focus during fiscal 2009, we were unable to realize any revenues during fiscal 2010 as a result of these activities.  As a result of our lack of revenues and inability to secure additional funding to allow business operations to continue, our Board of Directors determined that it was necessary to terminate the execution of our prior business plan, and that a change in business focus was needed and in the best interests of the Company and its shareholders.  The goal of the new business plan is to merge with or acquire a revenue-producing business or a development stage business with a high potential for growth.

We will need additional capital in fiscal 2011.  As of January 31, 2010, we had $0 in cash.  Prior to our fiscal year end, we made certain cost reductions.  As of October 23, 2009, we have no remaining employees.  Our  former President and CEO Francine DuBois and our former Chief Financial Officer David Fractor tendered their resignations as part of our winding down of business operations.  In addition to these resignations which occurred in conjunction with the termination of our prior business plan, we undertook additional measures to reduce expenses including (i) relocating our corporate offices to the offices of our sole officer and Director which are provided on a rent free basis, and (ii) our board members agreed to waive the cash component of their compensation.  As a result of these initiatives, we significantly reduced our cash expenses.

Although we continue to look for ways to raise additional capital, we recognize that it is not likely this will be successful.  As an alternative strategy, we have decided to focus on identifying suitable candidates to merge with or acquire.  We believe that our ability to continue to operate depends on finding a suitable merger target with the ability to raise additional needed capital.  Notwithstanding the elimination of most of our remaining expenses, we may need additional cash during the next twelve months.

Concurrent with the Company’s sale of its business operations, the Company terminated the Canadian Sublicensing Agreement and the Worldwide Sublicensing Agreement, in accordance with their terms.

As a result of our current limited cash availability we do not anticipate hiring any additional employees for the foreseeable future.

Results of Operations

Year Ended January 31, 2010 Compared to the Year Ended January 31, 2009

For the year ended January 31, 2010, we incurred a net loss of approximately $269,755, which was approximately $1,827,200 less, or 677% less than the prior year.  During the year ended  January 31, 2009, the Company’s activities were focused on administrative activities and developing our sales and marketing capabilities requiring several full time employees.  During the most recent year, we terminated all our employees pursuant to the change in our business focus, and our expenses were primarily a result of professional fees associated with being a public company and the sale of our business operations.

Liquidity and Capital Resources

As of January 31, 2010, we have not generated any revenue and we have no cash on-hand.  During the third quarter of the fiscal year 2010, we undertook several cost reduction measures including the following:

•

We terminated all remaining staff

•

We asked our Board of Directors forgo cash compensation

Despite the reductions mentioned above, and the inability to raise additional financing, we will not have enough capital resources available to continue operating through the end of our next fiscal year.  We estimate that we will require minimum additional funding in fiscal year 2011 of approximately $30,000 to fund our operations.  Our ability to continue operating depends on our ability to locate and merge with a business generating revenues.

During the fiscal year ended January 31, 2010, we issued 35,938,800 shares of common stock pursuant to a stock purchase agreement in exchange for approximately $122,444 of net proceeds, and 317,500 shares of common stock in exchange for the surrender of 6,350,000 outstanding warrants.

To date, the Company has been unsuccessful in raising additional equity.  The Company believes that the current market conditions, coupled with the Company’s lack of revenue and net losses, have been deterrents to its ability to raise capital.  The Company will continue to seek additional sources of capital; however, there can be no assurance that additional capital can be raised on terms that will be acceptable to the Company or at all.  If the Company is successful in finding a suitable merger target, it may result in significant dilution to existing shareholders.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Going Concern

We incurred a net loss of approximately $269,755 for the fiscal year ended January 31, 2010, and a cumulative net loss of approximately $4,082,106 since inception (January 3, 2007) through January 31, 2010, and there is substantial doubt about our ability to continue as a going concern.  As of January 31, 2010, we had approximately $0 in cash.  In order to continue to operate we need to develop additional sources of capital and to ultimately achieve profitable operations. We do not have sufficient resources to fund our operations for the next twelve months.

We estimate that we will require minimum funding in fiscal year 2011 of approximately $30,000 in order to fund our operations.  Although we are actively seeking new sources of equity and reduce our expenses while seeking a suitable merger candidate,  there can be no assurances that we will be able to raise additional capital on terms that are acceptable to us or at all.  Additionally, there can be no assurance that we will be able to find a suitable merger candidate.

Current market conditions, continued negative cash flows and lack of liquidity create significant uncertainty about the our ability to fully implement our operating plan, as a result of which we may have to further reduce the scope of our operations.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates

Equity Based Compensation

The Company periodically issues restricted stock, stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date

 (a) based on the requirements of GAAP for all share-based payments granted after the effective date and (b) based on the requirements of GAAP for all awards granted to employees prior to the effective date and  that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with GAAP.

"Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and  GAAP, whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Item 8.  Financial Statements.

The Index to Financial Statements and Schedules appears on page F-1. The Report of Independent Public Accountants appears on F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-3 to F-18.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304(a) of Regulation S-K in connection with a change in accountants.  Changes in Registrant’s Certifying Accountant

     Effective March 4, 2010, iDcentrix, Inc. (the “Company”) approved the dismissal of Weinberg & Company, P.A. (“Weinberg”) as the Company’s independent accountant and the engagement of the accounting firm of Friedman LLP (“Friedman”) to serve as the Company’s independent accountant to audit the Company’s financial statements for the year ending January 31, 2010. The dismissal of Weinberg was effective on March 4 2010. The engagement of Friedman was effective March 4, 2010.

     The audit reports of Weinberg on the financial statements of the Company as of and for the years ended January 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.  The opinion did  include a modification relating to the company’s ability to continue as a going concern.

     During the years ended January 31, 2009 and 2008, and the subsequent interim period through March 4, 2010, the effective date of the dismissal of Weinberg, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Weinberg’s satisfaction, would have caused Weinberg to make reference thereto in its reports on the Company’s financial statements for such years.

     During the years ended January 31, 2009 and 2008 and the subsequent interim period through March 4, 2010, the effective date of the dismissal of Weinberg, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

Our management has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed below, our management has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of January 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Our management conducted an assessment of our internal control over financial reporting as of January 31, 2010 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

(“COSO”). A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Based upon that assessment, we have identified the following material weaknesses:

Lack of documented internal control system.

We have a material weakness due to the lack of a documented and reviewed system of internal controls.  We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel.  During fiscal 2010, we began to enhance some of our internal control systems and began to document those changes; however, this process is on-going and the implementation of policies and procedures may take several quarters.

Lack of segregation of duties.

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties.  Many functions, including, purchasing, accounts payable, bank reconciliations and month end closings, are not adequately segregated.  The lack of a proper segregation of duties can lead to individuals performing incompatible functions.  During fiscal year 2010, we modified certain procedures related to our disbursement program including the requirement that all checks require two signatures and bank reconciliations are reviewed by management.  We implemented additional controls whereby a non-management member of our board of directors reviews our monthly bank reconciliations.  We also strengthened our payroll procedures.  Due to our limited number of personnel, until such time as we have additional employees we may require additional oversight from our board of directors in addressing certain weaknesses related to a proper segregation of duties.

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

Our management is authorized to initiate and approve our payrolls and related payroll functions.  Additionally, both individuals have access to our bank accounts.  The lack of proper controls could allow each of these individuals to conceal errors and irregularities related to payroll processing.  During fiscal 2009, we modified our payroll controls so that the former CEO and CFO both received payroll reports from our payroll provider thereby providing an opportunity to timely identify errors and irregularities.

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

As a result of the material weaknesses described above, management concluded that, as of January 31, 2010, we did not maintain effective control over financial reporting based on the criteria established in Internal Control – Integrated Framework, issued by COSO .

Changes in Internal Control over Financial Reporting

From its incorporation in 2004 through January 31, 2010, the Company had minimal operations and few, if any, full time employees.  In addition, IDCX Co., which became a wholly-owned subsidiary of the Company on January 31, 2008 through a share exchange, and whose business plan the Company has now adopted, was a private company prior to the share exchange and was not subject to the requirements of SOX.

The Company’s former directors and management succeeded to those positions on January 31, 2008, and had no opportunity to plan, implement and evaluate the Company’s system of internal control over financial reporting prior to assuming their positions.  Since January 31, 2008, the Company’s management has been focused on beginning the implementation of its business plan and has begun to fully consider the implementation of a system of internal control appropriate to its level of business and operations.  The Company currently has no employees.  The Company intends to develop a system of internal control over financial reporting appropriate under SOX for a company of its size and complexity and to remediate the deficiencies that continue to exist as promptly as reasonably practical.  As described below, we have taken certain initial steps to begin the remediation process.  However, because this process is still in its initial stages, and due to our limited personnel resources and cash availability, we can give no assurance as to when it will be completed.

During the second fiscal quarter of 2009, we began to change some of our internal control procedures and to document these changes.  We also eliminated some of the deficiencies relating to our purchasing, disbursement and bank reconciliation functions, including adding a requirement that all checks require two signatures and that bank reconciliations be reviewed by our former CEO and CFO.  During the third quarter of fiscal 2009, we engaged a new payroll service and improved our payroll controls.  We also developed policies and procedures to improve our internal control over purchasing and accounts payable and added a requirement that a non-management member of the board of directors review our monthly bank reconciliations in addition to the former CEO and CFO.  To the extent reasonably possible, we will continue to seek the advice of outside consultants and internal resources to implement additional controls.

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

There was no change in the Company's internal control over financial reporting known to the management, that occurred during the Company's fiscal year ended January 31, 2010,  that has materially impacted, or is reasonably likely to materially impact, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information Regarding Directors and Executive Officers

The following table sets forth, as of March 31, 2010, the name, age, position and term of office for each executive officer and Director of the Company.

Name	Age	Position	Term of Office
Joseph Meuse	39	Director, President, and Secretary	*

* Our executive officers and Directors serve until death, removal or resignation or until their successors have been duly elected and have qualified.

Information regarding the business backgrounds of our directors and executive officers is set forth below.

Joseph Meuse, age 39, resides in Warrenton, VA.  Mr. Meuse has been involved with corporate restructuring since 1995. He is the Managing Member of Belmont Partners, LLC and was previously a Managing Partner of Castle Capital Partners.  Mr. Meuse maintains a position as a Board Member of numerous public companies including Data Storage Consulting Services, Inc., Cienega Creek Holdings, Inc., Luke Entertainment, Inc., Daytona Systems, Inc., and Heroes, Inc.  Mr. Meuse attended the College of William and Mary.

None of the Company’s directors or executive officers is related by blood, marriage or adoption to any other director or executive officer.  No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Code of Ethics

We do not currently have a formal code of ethics.

Committees of the Board of Directors

Nominating Committee

On April 15, 2008, our Board of Directors established a Nominating and Governance Committee, which has powers and performs the functions customarily performed by such a committee.  Until October 23, 2009, our Nominating and Governance Committee was composed of Paul Gifford and Bruce Morris, however they have resigned and there have been no replacements appointed to this committee to date.  The Nominating and Governance Committee previously assisted our Board in discharging and performing its duties and responsibilities with respect to nomination of directors, selection of committee members, assessment of performance of our Board and other corporate governance matters.  Without limiting the scope of such activities, the Committee shall, among other things:

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

Audit Committee

Our Board of Directors has a standing Audit Committee which until October 23, 2009, was comprised of Paul  Gifford and Michael Harris; however, since these individuals resigned from all previously held positions, there have been no other individuals named as their replacements. The Audit Committee is responsible for: (i) the selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (iii) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (iv) engaging outside advisors; and, (v) funding for the outside auditory and any outside advisors engagement by the Audit Committee. The Audit Committee has approved an Audit Committee Charter, describing the responsibilities of the Audit Committee.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth information with respect to compensation paid by the Company to its officers during the two most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any, payable for the fiscal years ending January 31, 2010 and 2009.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Francine DuBois, President and Chief Executive Officer (1)	2010	20,625	28,398	-	-	-	-	-	49,023
	2009	137,697	30,625	-	74,688	-	-	-	243,010
David Fractor, CFO	2010	49,369	-	-	-	-	-	-	49,369
	2009	115,187	-	-	-	-	-	-	115,187
James Tate Preston, VP Sales and Marketing	2009	137,697	32,250	-	30,467	-	-	-	200,414
Joseph Meuse, President and Secretary	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

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

The restrictions on 500,000 shares of the Company’s restricted stock granted to Ms. Dubois on November 6, 2007 vested or will vest as follows:

Business Milestones	Restricted Share Vesting
Successful listing on a public stock exchange (1)	125,000
Completion of License Agreement (Fortress Paper) (1)	125,000
Closing of 2 nd financing (after becoming public) ($3,000,000)	125,000
Closing of 1 st Strategic Deal (Alliance or Contract)	125,000

______________________

(1)

The Board of Directors determined that consummation of the share exchange and the completion of the license agreement with Fortress Paper met the Board’s intention in establishing these conditions as of January 31, 2008 and that they should be deemed satisfied.

On October 28, 2009, Francine DuBois entered into a Release and Resignation Agreement with the Company, whereby Ms. DuBois tendered her resignation and released the Company from any further obligation to her pursuant to the sale of the Company’s operating business and change in the business plan.  Pursuant to the Belmont transaction, Ms. DuBois agreed to a rescission of all remaining stock options held, and accordingly forfeited 250,000 shares of common stock effective October 21, 2009.

David Fractor – Employment Agreement

On February 15, 2008, the Company engaged Mr. Fractor to serve as the Company’s Chief Financial Officer on a per diem basis.  Mr. Fractor is compensated at the rate of $125 per hour for each hour devoted to the Company.  Mr. Fractor did not receive any Company provided benefits.

Mr. Fractor resigned from all positions in the Company effective October 21, 2009.

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

On April 24, 2009, Mr. Preston’s employment agreement was further amended to reduce his base annual salary to approximately $17,000 through June 30, 2009.  Mr. Preston is also entitled to a sales commission (based on proceeds actually received by the Company on or before June 30, 2009) with respect to four specified projects for which the Company has submitted proposals.  Additionally, the April 24, 2009 amendment relieves the Company from incurring severance in the event that Mr. Preston is terminated as part of a plan to cease operations.  The Company and Mr. Preston have agreed to renegotiate his employment agreement subsequent to June 30, 2009.   As of October 28, 2009, Mr. Preston resigned from all positions previously held in the Company.

The material terms of the Company’s equity plans, the 2005 Nonqualified Stock Option Plan and The 2007 Equity Participation Plan of iDcentrix, Inc. are described in Item 12 below. No equity award was repriced or otherwise materially modified during the 2009 fiscal year.

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

Outstanding Equity Awards At Fiscal Year-End January 31, 2010

On October 21, 2009, Francine DuBois, Bruce Morris, Michael Harris, and Paul Gifford cumulatively authorized the return of 322,000 common stock shares to the Company’s treasury that were previously issued pursuant to the Company’s Equity Compensation Plan and Restricted Stock and Compensation Agreements between the Company and these individuals.  These shares were subsequently cancelled.  As of January 31, 2010, the company has no Equity Award Compensation Outstanding pursuant to the change of business plan.

COMPENSATION COMMITTEE REPORT

The Compensation Committee (the "Committee") reviews and recommends to the Board of Directors the compensation and other terms and conditions of employment of the executive officers of the Company, as well as incentive plan guidelines for Company employees generally. This Committee is currently inactive.

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

The 2007 Equity Participation Plan of iDcentrix, Inc.

The 2007 Equity Participation Plan of iDcentrix, Inc., effective May 1, 2007, as amended (the “2007 Plan”) provides for awards in respect of up to 3,400,000 shares of common stock in the form of stock options, as well as restricted stock, performance, dividend equivalent or stock payment awards. iDcentrix assumed the 2007 Plan and all agreements entered into thereunder in connection with the Share Exchange. The 2007 Plan is administered by the compensation committee of the Board. Employees, independent directors and consultants selected by the committee are eligible to receive awards under the 2007 Plan. Incentive stock options, however, may only be granted to employees and no more than 500,000 shares may be subject to incentive stock options. A participant may not receive awards in respect of more than 2,000,000 shares, in the aggregate, in one year. As of January 31, 2009, 1,154,000 shares remained available for grant under the 2007 Plan. The 2007 Plan was approved by the shareholders of IDCX. Pursuant to the Stock Purchase Agreement with Belmont Partners, LLC, there are no stock options outstanding as of January 31, 2010.

On October 21, 2009, Francine DuBois, Bruce Morris, Michael Harris, and Paul Gifford cumulatively authorized the return of 322,000 common stock shares to the Company’s treasury that were previously issued pursuant to the Company’s Equity Compensation Plan and Restricted Stock and Compensation Agreements between the Company and these individuals.  These shares were cancelled.  As of January 31, 2010, the Company has no Equity Award Compensation outstanding pursuant to the change of the business plan.

The following table sets forth, as of January 31, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. A total of 68,176,300 shares are issued and outstanding.

Name and Address Beneficial Owner (1)	No. of Shares	Percentage of Ownership

Belmont Partners, LLC Joseph Meuse, sole Managing Member 360 Main Street Washington, VA 22747	36,688,800	53.81%

Fortress Paper Ltd. 157 Chadwick Court North Vancouver, BC Canada V7M 3K2	10,000,000	14.67%

All Officers and Directors as a Group (one person)	36,688,800	53.81%

(1)	All shares of owned beneficially or of record.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers and holders of more than 10% of the issued and outstanding shares of our common stock to file with the SEC initial reports of ownership, and reports of changes in ownership, of common stock and other equity securities of iDcentrix. Based solely on our review of copies of the reports by some of those persons, iDcentrix believes that, during fiscal year 2010, all of its directors and officers and holders of more than 10% of the issued and outstanding shares of our common stock complied with all reporting requirements under Section 16(a) except that Fortress Paper Ltd. filed its Schedule 13D late.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

 We currently do not have any independent directors, as the term “independent” is defined by the rules of the American Stock Exchange.  Since October 28, 2009, Joseph Meuse has been our sole Director.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of fees billed by Weinberg & Company during fiscal years 2010 and 2009 is set forth below:

Audit Fees .  Weinberg & Company billed the Company approximately $45,382  in 2010, and $77,046 in 2009 for audit fees.  Friedman LLP audit fees are anticipated to be $7,500 to $10,000.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

I.  Listing of Documents

(1)

Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – As of January 31, 2010 and 2009

Consolidated Statements of Operations – For the Years Ended January 31, 2010 and 2009 and For the Period January 3, 2007 (Inception) to January 31, 2010

Consolidated Statements of Stockholders’ Equity (Deficit) – For the Years Ended January 31, 2010 and 2009 and For the Period January 3, 2007 (Inception) to January 31, 2010

Consolidated Statements of Cash Flows – For the Years Ended January 31, 2010 and 2009 and For the Period January 3, 2007 (Inception) to January 31, 2010

Notes to Consolidated Financial Statements

(3)	The following Exhibits are filed as part of this report on Form 10-K:

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders’ of iDcentrix, Inc.

We have audited the accompanying consolidated balance sheet of iDcentrix, Inc. as of January 31, 2010, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended January 31, 2010, and from January 3, 2007 (inception) through January 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit  to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iDcentrix, Inc. as of January 31, 2010, and the consolidated results of their operations and their cash flows for the year ended January 31, 2010, and from January 3, 2007 (inception) through January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s accumulated deficit and lack of capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

East Hanover, New Jersey
May 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

iDcentrix, Inc. and Subsidiary

(A Development Stage Company)

El Segundo, California

We have audited the accompanying consolidated balance sheet of iDcentrix, Inc. and Subsidiary (the “Company”) (a development stage company) as of January 31, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iDcentrix, Inc. (a development stage company) as of January 31, 2009 and the results of their operations and their cash flows for the year ended January 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

Weinberg & Company, P.A.

Los Angeles, California

April 14, 2009

IDCENTRIX
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$-	$275,082
Prepaid expenses	2,106	21,430

Total current assets	2,106	296,512

Property and equipment, net	-	24,309
Security deposits	-	4,730
Total Assets	$2,106	$325,551
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$6,096	$186,080
Accrued expenses	-	41,026

Total Liabilities	6,096	227,106

Stockholders’ equity
Common Stock, $0.00001 par value, 100,000,000 shares authorized; 68,176,300 shares issued and outstanding at January 31, 2010 and 32,242,000 shares issued and outstanding at January 31, 2009	682	322
Additional paid-in capital	4,077,434	3,910,474
Deficit accumulated during the development stage	(4,082,106)	(3,812,351)

Total Stockholders’ Equity (Deficit)	(3,990)	98,445
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (Deficit)	$2,106	$325,551

F - 3

See accompanying notes to consolidated financial statements.

IDCENTRIX
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended January 31, 2010	For the Year Ended January 31, 2009	For the Period January 3, 2007 (inception) to January 31, 2010
Revenue	$-	$-	$-
Operating Expenses
Selling, general and administrative	269,414	1,954,525	3,901,932
Research and Development	-	-	40,096
Impairment of Sublicense	-	171,000	171,000
Abandonment of assets	713	-	713
Loss from operations	(270,127)	(2,125,525)	(4,113,741)

Other Income/Expense
Interest Income	372	28,570	31,635
Net Loss	$(269,755)	$(2,096,955)	$(4,082,106)
Basic and diluted net loss per share	$(0.01)	$(0.07)
Weighted average number of common shares outstanding	41,837,004	31,806,787

See accompanying notes to consolidated financial statements.

F - 4

IDCENTRIX
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JANUARY 31, 2010

			Additional	Deficit
	Common Stock		Paid – In	Accumulated
	Shares	Amount	Capital	During Development Stage	Total

Balance, January 3, 2007	-	$-	$-	$-	$-
Net loss	-	-	-	(40,000)	(40,000)

Balance, January 31, 2007	-	-	-	(40,000)	(40,000)

Private placements of common stock, net of offering costs
Shares issued at $0.10 per share	3,4000,000	34	310,310	-	310,344
Shares issued at $0.30 per share	1,100,000	11	301,186	-	301,197
Shares issued at $0.75 per share	2,342,000	23	1,603,138	-	1,603,161

Fair value of vested stock options issued to employees	-	-	68,478	-	68,478

Fair value of vesting of restricted stock issuance to directors ($0.75 per share)	920,000	9	313,491	-	313,500
Fair value of stock issued to employee ($0.10 per share)	500,000	5	49,995	-	50,000

Fair value of common stock issued in exchange for sublicense (A)	10,000,000	100	227,900	-	228,000
Shares issued pursuant to share exchange with Sterling Goad Corp. ($0.04 per share)	13,480,000	135	446,059	-	446,194

Net loss	-	-	-	(1,675,396)	(1,675,396)

Balance, January 31, 2008	31,742,000	317	3,320,557	(1,715,396)	1,605,478

Private placement of common stock, net of offering costs at $0.75 per share	500,000	5	372,487	-	372,492

Fair value of vested stock options issued to employees	-	-	109,430	-	109,430
Fair value of vesting of restricted stock issuances to directors ($0.75 per share)	-	-	108,000	-	108,000

Net loss	-	-	-	(2,096,955)	(2,096,955)

Balance, January 31, 2009	32,242,000	322	3,910,474	(3,812,351)	98,445

See accompanying notes to consolidated financial statements.

F - 5

IDCENTRIX
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 3, 2007 (INCEPTION) TO JANUARY 31, 2010

			Additional	Deficit
	Common Stock		Paid - In	Accumulated
	Shares	Amount	Capital	During Development Stage	Total

Balance, January 31, 2009	32,242,000	$322	$3,910,474	$(3,812,351)	$98,445

Fair value of vesting of stock Options and restricted Stock issued to directors	-	-	81,048	-	81,048

Conversion of warrants	317,500	3	(3)	-	-
Issuance of Shares (Net of Expenses)	35,938,800	360	85,912	-	86,272
Forfeiture of Common Stock	(322,000)	(3)	3	-	-
Net Loss				(269,755)	(269,755)
Balance, January 31, 2010	68,176,300	$682	$4,077,434	$(4,082,106)	$(3,990)

(A) - 3.5 million shares were valued at $0.065 per share and 6.5 million shares were valued at nil.

See accompanying notes to consolidated financial statements.

F - 5

IDCENTREX
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Period
	Ended	Ended	January 3, 2007
	January 31,	January 31,	(inception) to
	2010	2009	January 31, 2010

Cash flows from operating activities:
Net loss	$(269,755)	$(2,096,955)	$(4,082,106)
Adjustments to reconcile net loss to net cash
Cash used by operating activities:
Depreciation and amortization	5,451	38,903	72,532
Fair value of vested stock options	54,048	109,430	231,956
Fair value of restricted stock issuances	27,000	108,000	448,500
Fair value of stock issued to employees	-	-	50,000
Impairment of assets	18,858	171,000	189,858
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	24,054	8,539	(577)
Accounts payable	(179,984)	(487,226)	(50,765)
Accrued expenses	(41,026)	(44,414)	(1,529)

Net cash used in operating activities	(361,354)	(2,192,723)	(3,142,131)

Cash flows from investing activities:
Net cash received in reverse merger with Sterling Gold	-	-	503,055
Purchase of property and equipment	-	(21,778)	(34,390)
Net cash (used in) provided by investing activities	-	(21,778)	468,665

Cash flows from financing activities:
Net proceeds from issuance of common stock	86,272	372,492	2,673,466
Net cash provided by financing activities	86,272	372,492	2,673,466

Net change in cash	(275,082)	(1,842,009)	-

Cash and cash equivalents, beginning of period	275,082	2,117,091	-
Cash and cash equivalents, end of period	$-	$275,082	$-
Supplemental non cash investing and financing activities
Issuance of common stock of sublicense Agreement	$-	$-	$228,000

See accompanying notes to consolidated financial statements

F-6

IDCENTRIX

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended January 31, 2010 and 2009

and the Period January 3, 2007 (inception) to January 31, 2010

NOTE 1 –DESCRIPTION OF THE BUSINESS

iDcentrix (the “Company”) was incorporated in Delaware in January of 2007. The Company is in the business of producing hi-tech security identification solutions. Substantially all of the efforts of the Company are devoted to these business activities. The Company is a development stage company as defined by Generally Accepted Accounting Principles (GAAP).  All losses accumulated since the inception of the Company will be considered as part of the Company’s development stage activities. The Company has generated no revenue. The ability of the Company to carry out its business plan rests with its ability to secure equity and other financing.

On January 31, 2008, the Company consummated a Share Exchange Agreement with Sterling Gold Corp which was incorporated in January of 2004. Pursuant to the terms of the Share Exchange Agreement all of the issued and outstanding common shares of iDcentrix were exchanged on a one-for–one basis for common shares of Sterling Gold Corp. The acquisition was accounted for as a reverse merger (recapitalization) with iDcentrix deemed to be the accounting acquirer and Sterling Gold deemed to be the legal acquirer. As such, the consolidated financial statements herein reflect the historical activity of iDcentrix since its inception, and the historical stockholders’ equity of iDcentrix has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital. In connection with the Share Exchange Agreement, the Company is deemed to have issued an additional 13,480,000 shares of common stock to the shareholders of Sterling Gold. Upon the exchange, the Company reflected the receipt of Sterling Gold’s net assets, including $503,055 of cash less the costs of the reverse merger of approximately $59,000, as an adjustment to paid-in capital .

On October 23, 2009, the Company entered into a material definitive agreement with Belmont Partners, LLC (“Belmont”) whereby Belmont purchased a controlling interest of the Company’s common stock.  Pursuant to the Stock Purchase Agreement, Joseph Meuse, a member of the Company’s Board of Directors, was appointed to the offices of President and Secretary and all other Directors and officers tendered their resignations.  As of October 28, 2009, the Company changed its plan of business from the development and marketing of high-end security identification cards to seeking to acquire or merge with a revenue-producing company or a company with technology assets.  Concurrent with this change of business focus, the Company moved its principal executive offices to 360 Main Street, Washington, VA 22747.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IDCX Co. Intercompany transactions have been eliminated in consolidation.

Basis of Presentation and going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, sales and marketing activities to create market awareness of its products, and obtaining financing. Through January 31, 2010, the Company has incurred accumulated losses of approximately $4,082,106.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations through the acquisition of a revenue producing company or one with technology assets that can be developed .   The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At January 31, 2010, the Company had not yet commenced any revenue-generating operations. All activity through January 31, 2010 has been related to the Company’s formation, capital raising efforts and sales and marketing activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on equity funding from both related and unrelated parties to finance its operations.

The Company does not have sufficient resources to fund its operations for the next twelve months. Accordingly, the Company needs to raise additional funds in order to satisfy its future working capital requirements.

F - 7

The Company estimates that it will require minimum funding in fiscal 2010 of approximately $30,000  in order to fund operations. The Company is actively seeking new sources of equity while attempting to generate revenue from operations and reducing expenses. There can be no assurances that the Company will be able to raise additional capital on terms that are acceptable to the Company or at all.  Additionally, there can be no assurance that the Company will be able to generate any revenue from operations.

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

Equity Based Compensation

Under the fair value recognition principles of accounting standards regarding share based payments, share-based compensation costs are measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method.

Long-Lived Assets

GAAP requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value.

As of January 31, 2009, the Company evaluated its sublicense agreement and determined that the future undiscounted net cash flows was less than the carrying amount of the asset and recognized an impairment loss equal to the remaining book value of the sublicense.

Income Taxes

The Company accounts for income taxes under the provisions of  GAAP which requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Research and Development

Research and development costs related  to future products  are charged to operations.

Loss per common share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At January 31, 2009, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 1,326,000 shares, and 12,375,000 warrants to acquire 6,187,000 shares. At January 31, 2010, the Company has no share options outstanding and the outstanding warrants are 6,025,000 to acquire 3,012,500 shares. Since the Company reported a net loss for the years ended January 31, 2010 and 2009, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. From time to time such cash balances may be in excess of the FDIC insurance limit of $250,000.

Reclassification

In presenting the Company’s statement of operations for the year ended January 31, 2009 and for the period from January 3, 2007 (inception) to January 31, 2009, the Company presented the impairment of its sublicenses of $171,000 as a component of other income.  In computing the loss for the year ended January 31, 2009 and the cumulative loss since inception for the period January 3, 2007 (inception) to January 30, 2010, the Company has reclassified the impairment of the sublicenses of $171,000 to loss from operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	January 31,	January 31,
	2010	2009
Machinery and equipment	$-	$20,742
Trade show equipment	-	4,775
Computer equipment	-	6,433
Leasehold improvements	-	2,440

	-	34,390

Accumulated depreciation and amortization	-	(10,081)

Property and equipment, net	$-	$24,309

Depreciation expense for the fiscal year ended January 31, 2010 and 2009 was $992 and $6,331, respectively.

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

In conjunction with the Canadian and Worldwide Sublicensing Agreements, the Company also signed a Registration Rights Agreement with Fortress. Per such agreement, the Company was required to register Fortress’s common shares of the Company in 2,500,000 increments, with (a) the registration statement for such initial tranche required to be filed no later than ninety (90) days subsequent to the effective date of the Exchange Agreement, and (b) the Company is required to use its best efforts to have the registration statement effective no later than one hundred eighty (180) days subsequent to the effective date of the Exchange Agreement. Additionally, Fortress is permitted to request future registrations for its remaining shares in 2,500,000 share tranches on each anniversary relative to the initial registered tranche.  During the year ended January 31, 2009, Fortress agreed to defer the filing date of the second registration statement for a period of three months.  The Company was required to use its best efforts to have this registration statement effective no later than one hundred eighty (180) days subsequent to the filing of the second registration statement.  The filing requirements for the remaining registration statements remain unchanged.

In the event that the Company does not (a) meet any of the registration deadlines discussed above, (b) does not maintain the effectiveness of a previously filed registration statement as required under this agreement or (c) does not meet other requirements discussed in the agreement, then the Company must pay damages to Fortress as defined in the agreement. The registration rights agreement requires the payment of liquidated damages to Fortress calculated as the total Transfer Restricted Shares multiplied by $0.75 multiplied by the sum of the prime rate (as defined by the Royal Bank of Canada) plus 5% per annum applied to the number of days delinquent in the filing. On April 25, 2008, a waiver of the potential liability for failure to timely file a registration statement covering the registration of the initial tranche of common stock was obtained from Fortress. The waiver was effective from May 1, 2008 to May 15, 2008 and the Company filed the initial registration statement on May 15, 2008.  The registration statement was declared effective by the SEC on October 23, 2008. As of January 31, 2009, the Company evaluated its sublicense agreement and determined that the future undiscounted net cash flows was less than the carrying amount of the asset and recognized an impairment loss of  $171,000  equal to the remaining book value of the sublicense.

With the Company’s sale of its business operations, the Company terminated the Canadian Sublicensing Agreement and the Worldwide Sublicensing Agreement, in accordance with their terms. The company also terminated the previously filed Registration Statement and obtained a release of potential claims relating to the Registration Statement and Sub-License Agreements.

NOTE 5 – COMMON STOCK

During the year ended January 31, 2009, the Company completed a private placement offering resulting in the sale of 500,000 shares of common stock at $0.75 per share and received net proceeds after offering costs of approximately $372,000.

During the year ended January 31, 2010, the Company issued 35,938,800 shares to Belmont Partners, LLC and received net proceeds after offering cost of approximately $86,272.

NOTE 6 – OPTIONS AND WARRANTS

For the years ended January 31, 2010 and 2009 and for the period January 3, 2007 (inception) to January 31, 2010, the Company recognized compensation expense related to the fair value of the vested stock options of $54,048, $109,430, and $231,956, respectively.   As of January 31, 2010, following the Share Purchase Agreement with Belmont Partners, all outstanding options were forfeited.  The majority of options were fully vested as of the forfeiture date.

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

On May 1, 2007, the Company granted options to purchase a total of 1,000,000 shares of common stock at $0.30 per share to its former chief executive officer. The fair value of the options is measured on the grant date and is recognized over the vesting period. The options vest over the two years from the date of grant and expire May 1, 2014. The options were valued at $182,608, the fair value of the stock on the date granted determined using a Black-Scholes pricing model with the following assumptions: expected volatility of 50.00%, average risk free rate of 4.75%, dividend yield of 0.00%, and expected life of 8 years. The weighted average fair value of options granted during the year ended January 31, 2008 was $0.183.

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

On January 9, 2009, the Company granted options to certain employees to purchase a total of 216,000 shares of common stock at $0.12 per share including 94,000 options to its former chief executive officer.  The options vest over six months and expire on January 9, 2019.  The options were issued in exchange for a reduction in cash compensation.  The options were valued at $16,509, the fair market value of the options on the date granted using the Black-Scholes pricing model with the following assumptions: expected volatility of 50%, risk free interest rate 0.25%, dividend yield of 0.00% and expected life of five years.  The weighted average fair value of options granted during the year ended January 31, 2009 was $0.32.

As of January 31, 2010, following the Share Purchase Agreement with Belmont Partners, all outstanding options are forfeited.

 Activity under the plan for the year ended January 31, 2010 and 2009 is as follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,326,000	$0.36	1,000,000	$0.30
Granted	-	-	326,000	$0.55
Exercised	-	-	-	-
Forfeited	1,326,000	$.36	-	-
Expired	-	-	-	-

Outstanding at the end of the year	-	-	1,326,000	$0.36
Exercisable at the end of the year	-	-	775,000	$0.34

As of January 31, 2010, the intrinsic value of all fully vested stock options and all stock options outstanding was nil.

A summary of the status of the Company’s non vested options granted under the Company’s stock option plan as of January 31, 2010 and changes during the year ended January 31, 2010 is presented below:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested Options as of January 31, 2009	551,000	0.23
Granted	-	-
Vested	371,500	0.20
Forfeited	179,500	0.33

Non-vested Options as of January 31, 2010	-	-

As of January 31, 2010, the Company has no options outstanding.

Warrants

As of January 31, 2010, the Company has 6,025,000 warrants for the issuance of 3,012,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share. Each warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012. On August 20, 2009, the Company issued 317,500 shares of common stock pursuant to agreements privately negotiated with holders of the outstanding warrants to terminate 6,350,000 outstanding warrants. Following the termination of the warrants, the

Company has outstanding 6,025,000 warrants for the issuance of 3,012,500 shares of common stock.

NOTE 7 – INCOME TAXES

At January 31, 2010, the Company had available Federal and state net operating loss carry  forwards to reduce future taxable income. The amounts available were approximately $4,241,000 for Federal purposes and $3,855,000 for state purposes. The Federal carry forward expires in 2029 and the state carry forward expires in 2014. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carry forwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

GAAP requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the Company’s net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership. The company has not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets consist of the following as of:

	January 31, 2010	January 31, 2009
Deferred tax asset
Net operating loss carryforward	$1,974,611	$1,827,000
Valuation allowance	(1,974,611)	(1,827,000)
Net deferred income tax asset	$-	$-

Reconciliation of effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended	Year Ended
	January 31,	January 31,
	2010	2009
Tax expense at the U.S. statutory income tax rate	(34.00)%	(34.00)%
Increase in valuation allowance	34.00%	34.00%
Effective tax rate	-	-

We  recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. At the date of adoption, and as of January 31, 2010 and 2009, the Company does not have a liability for unrecognized tax benefits.

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

·

The right to purchase 500,000 shares of the Company’s common stock in exchange for a note receivable of $50,000. As of January 31, 2008, the note receivable was forgiven by the Company and $50,000 was recognized as officer compensation and is included in selling, general and administrative expenses,

·

A grant of one million stock options exercisable at $0.30 per share (valued at $182,608-See Note 6) and a grant of 94,000 stock options exercisable at $0.12 per share (valued at $7,184-See Note 6), and

·

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

The Executive’s compensation for the years ended January 31, 2010 and 2009 includes a bonus of approximately $28,398 and $30,000 respectively.

On October 28, 2009, the Executive resigned and the Company has no further obligations under the Agreement.

Board of Directors Compensation

Effective November 1, 2007, members of the Company’s board of directors were granted an aggregate of 420,000 shares of restricted common stock as well as cash payments for their services. Of that amount 132,000 shares, at a value of $99,000, vested upon the Company completing the Share Exchange Agreement, which occurred on January 31, 2008, and the Company paid cash of $66,000. Accordingly, during the year ended January 31, 2008, the Company recognized $165,000 of director compensation expense. The remaining 288,000 shares of restricted common stock will vest through November 6, 2009. During the years ended January 31, 2010 and 2009, the Company recognized $27,000 and $108,000, respectively, of direct compensation expense associated with the vesting of these restricted shares of common stock and paid cash of $0 and $82,800, respectively. On November 7, 2008, the Board members waived the cash payment portion of the Share Exchange Agreement and in May 2009, the Board members waived the vesting of additional stock owed to them. The agreement was terminated at that time and all unvested shares were forfeited.

Operating Leases

The Company leases its office at 2101 Rosecrans Avenue, Suite 4240, El Segundo, California, from The Plaza CP LLC, under an operating leased that expired on February 28, 2009. The Company was also obligated to pay real estate taxes, general liability insurance, property insurance and periodic rent escalation. Total rent and lease expense charged to operations during the years ended January 31, 2010 and January 31, 2009 and for the period from January 3, 2007 (inception”) to January 31, 2010 was $3,896, $58,449, and  $114,907 respectively.

NOTE 9- SUBSEQUENT EVENTS

On April 5, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) by and among Tsoi Tik Man, or the Buyer, Belmont Partners, LLC (“Belmont”), or the Seller, and the Company.  Pursuant to the terms of the Purchase Agreement, on April 5, 2010, Tsoi Tik Man acquired from Belmont 36,688,800 shares of the Company’s common stock, which at the closing of the transaction, represented a 53.81% controlling interest, for a consideration of $300,000 US Dollars.  In addition, the Company agreed to issue to the seller shares of its common stock such that the seller will own 10% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as yet unidentified target corporation.  Pursuant to the terms of the Purchase Agreement, Joseph J. Meuse resigned on the Closing Date and Tsoi Tik Man was named as the sole officer and director of the Company.  Such resignation and appointment were effective as of the Closing Date with respect to the sole officer of the Company.  The resignation of Joseph J. Meuse and the naming of Tsoi Tik Man as a director will take effect on the tenth day following the mailing by the Company of an information statement that complies with the requirements of Section 14f-1 of the Securities Exchange Act of 1934.  Concurrent with this change of control, the Company moved its principal executive offices to Rm 1903, 19/F, Hing Yip COMM Centre, No. 272 Des Voeux Rd, Central, Hong Kong.

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

_____________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May 2010.

IDCENTRIX, INC. (Registrant)
Date: May 5, 2010	By:	/s/ Tsoi Tik Man
Tsoi Tik Man
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	By:	/s/ Tsoi Tik Man
Tsoi Tik Man
Chief Executive Officer
(Principal Executive Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated .

/s/ Tsoi Tik Man	Chief Executive Officer
(Tsoi Tik Man)	(Principal Executive Officer)

/s/ Tsoi Tik Man	Chief Financial Officer
(Tsoi Tik Man)	(Principal Financial Officer and Principal Accounting Officer)