Form 10-Q
period 2010-04-30
iDcentrix, Inc.
filed 2010-06-14
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
iDcentrix, Inc.
 (Exact name of registrant as specified in its charter)
———————

Nevada	000-51263	20-4650531
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

Rm 1903, 19/F, Hing Yip COMM Centre, No. 272 Des Voeux Rd, Central, Hong Kong
(Address of Principal Executive Office) (Zip Code)

00852-9090 9003
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

As of June 4, 2010, the registrant had 240,130 shares of common stock outstanding (giving effect to the 1-for-284 reverse stock split which took effect on June 1, 2010).

IDCENTRIX, INC.
INDEX

		Page
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets– April 30, 2010 (Unaudited) and January 31, 2010	3

	Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2010 and April 30, 2009, and from inception through April 30, 2010 (all unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2010 and April 30, 2009, and from inception to April 30, 2010 (all unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	6-10

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	13

ITEM 4T.	Controls and Procedures.	13

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.	14

ITEM 1A.	Risk factors.	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

ITEM 3.	Defaults Upon Senior Securities.	14

ITEM 5.	Other Information.	14

ITEM 6.	Exhibits.	14

	Signatures.	15

IDCENTRIX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2010 (unaudited)	January 31, 2010
ASSETS
Current Assets

Prepaid Expenses	$-	$2,106
Total Current Assets	-	2,106

Total Assets	-	2,106
LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable	$6,096	$6,096

Total Liabilities	6,096	6,096
Stockholders’ Equity (Deficiency)
Common Stock, $0.00001 par value, 100,000,000 shares authorized; 68,176,300 shares issued and outstanding at April 30, 2010 and January 31, 2010	682	682
Additional paid-in capital	4,077,434	4,077,434
Deficit accumulated during the development stage	(4,084,212)	(4,082,106)
Total Stockholders’ Equity (Deficit)	(6,096)	(3,990)
TOTAL LIABILITIES & EQUITY (Deficit)	$-	$2,106

See accompanying notes to condensed consolidated financial statements

IDCENTRIX, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended April 30, 2010	For the Three Months Ended April 30, 2009	For the Period January 31, 2007 (inception) to April 30, 2010

Revenue	$-	$-	$-

Operating Expenses

Selling, general and administrative	2,106	206,603	3,904,038

Research and Development	-	-	40,096

Impairment of Sublicense	-	-	171,000

Abandonment of assets	-	-	713

Loss from operations	(2,106)	(206,603)	(4,115,847)

Other Income/Expense Interest Income	-	333	31,635

Net Loss	$(2,106)	(206,270)	(4,084,212)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Weighted average number of common shares Outstanding (without giving effect to the 1-for-284 reverse stock split which took effect on June 1, 2010)	41,837,004	31,896,674

See accompanying notes to condensed consolidated financial statements

IDCENTRIX, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended April 30, 2010	For the Three Months Ended April 30, 2009	For the Period January 3, 2007 (Inception) to April 30, 2010
Cash flows from Operating Activities
Net loss	$(2,106)	$(206,270)	$(4,084,212)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization	-	2,200	72,532
Fair value of vested stock options	-	43,117	231,956
Fair value of vesting of restricted stock issuance	-	27,000	448,500
Fair value of stock issued to employee	-	-	50,000
Impairment of assets	-	-	189,858
Changes in operating assets and liabilities
Prepaid expenses and security deposits	2,106	10,485	1,529
Accounts payable	-	(21,857)	(50,765)
Accrued Expenses	-	2,598	(1,529)
Net cash used in operating activities	-	(142,727)	(3,142,131)

Cash Flows from Investing Activities
Net cash received in reverse merger with Sterling Gold	-	-	503,055
Purchase of property and equipment	-	-	(34,390)
Net cash (used in) provided by investing Activities	-	-	468,665

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	-	-	2,673,466
Net cash (used in) provided by financing Activities	-	-	2,673,466

Net change in cash	-	(142,727)	-
Cash and Cash Equivalents, Beginning of period	-	275,082	-
Cash and Cash Equivalents, end of Period	$-	$132,355	$-

Supplemental non cash investing and financing activities
Issuance of Common stock for sublicense agreement	$-	$-	$228,000

See accompanying notes to condensed consolidated financial statements.

IDCENTRIX, INC.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
For the Three Months Ended April 30, 2010 and 2009
and the Period January 3, 2007 (inception) to April 30, 2010 (Unaudited)

NOTE 1 –DESCRIPTION OF THE BUSINESS

iDcentrix, Inc. (the “Company”) was incorporated in Nevada in January of 2004. On October 23, 2009, the Company entered into a stock purchase agreement (the “Belmont Stock Purchase Agreement”) with Belmont Partners, LLC (“Belmont”), whereby the Company issued to Belmont 36,688,800 shares of its common stock constituting a controlling interest of the Company’s common stock (the “Belmont Purchase Transaction”).  Pursuant to the Belmont Stock Purchase Agreement, Joseph Meuse, a managing member of Belmont, was appointed as a member of the Company’s Board of Directors and to the offices of President and Secretary and all other Directors and officers of the Company resigned.  As of October 28, 2009, the Company changed its plan of business from the development and marketing of high-end security identification cards to seeking to acquire or merge with a revenue-producing company or a company with technology assets.

On April 5, 2010, the Company entered into a Common Stock Purchase Agreement (the “Tsoi Stock Purchase Agreement”) by and among Tsoi Tik Man, Belmont and the Company.  Pursuant to the terms of the Tsoi Stock Purchase Agreement, on April 5, 2010, Tsoi Tik Man acquired from Belmont 36,688,800 shares of the Company’s common stock, which at the closing of the transaction, represented a 53.81% controlling interest for consideration of $300,000.  In addition, the Company agreed to issue to Belmont shares of its common stock such that the Belmont will own 10% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as yet unidentified target corporation.  Pursuant to the terms of the Tsoi Stock Purchase Agreement, Joseph J. Meuse resigned and Tsoi Tik Man was named as the sole officer and director of the Company.  Concurrent with this change of control, the Company moved its principal executive offices to Rm 1903, 19/F, Hing Yip COMM Centre, No. 272 Des Voeux Rd, Central, Hong Kong.

On June 1, 2010, we filed an amendment to our Articles of Incorporation (the “Amendment”), which amended our current Articles of Incorporation to effect a 1-for-284 reverse stock split of our issued and outstanding Common Stock.  Our board of directors and majority stockholder approved the Amendment pursuant to written consents dated as of April 26, 2010.  These financial statements do not give retroactive effect to the reverse stock split.

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

Basis of Presentation and going concern

The accompanying unaudited financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Form 10-K, which contains audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended January 31, 2010 and 2009.   The interim results for the period ended April 30, 2010 are not necessarily indicative of the results for the full fiscal year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. Since inception, the Company has been engaged in organizational activities, sales and marketing activities to create market awareness of its products, and obtaining financing. Through April 30, 2010, the Company has incurred accumulated losses of approximately $4,084,212. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations through the acquisition of a revenue producing company or one with technology assets that can be developed.   The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At April 30, 2010, the Company had not yet commenced any revenue-generating operations. All activity through April 30, 2010 has been related to the Company’s formation, capital raising efforts and sales and marketing activities. As such, the Company has yet to generate any cash flows from operations, and is dependent on equity funding from both related and unrelated parties to finance its operations.

The Company does not have sufficient resources to fund its operations for the next twelve months. Accordingly, the Company needs to raise additional funds in order to satisfy its future working capital requirements.

The Company estimates that it will require minimum funding in fiscal 2011 of approximately $30,000 in order to fund operations. The Company is actively seeking new sources of equity while attempting to generate revenue from operations and reducing expenses. There can be no assurances that the Company will be able to raise additional capital on terms that are acceptable to the Company or at all.  Additionally, there can be no assurance that the Company will be able to generate any revenue from operations.

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

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At April 30, 2010, potentially dilutive securities consisted of 6,025,000 outstanding common stock warrants to acquire 3,012,500 shares. Since the Company reported a net loss for the years ended January 31, 2010 and 2009, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. From time to time such cash balances may be in excess of the FDIC insurance limit of $250,000.

NOTE 3 – COMMON STOCK

During the year ended January 31, 2009, the Company completed a private placement offering resulting in the sale of 500,000 shares of common stock at $0.75 per share and received net proceeds after offering costs of approximately $372,000.

During the year ended January 31, 2010, the Company issued 36,688,800 shares of common stock to Belmont Partners, LLC and received net proceeds after offering cost of approximately $86,272.

NOTE 4 – OPTIONS AND WARRANTS

For the three months ended April 30, 2009 and for the period January 3, 2007 (inception) to April 30, 2010, the Company recognized compensation expense related to the fair value of the vested stock options of $43,117, and $231,956, respectively.   As of January 31, 2010, following the Share Purchase Agreement with Belmont Partners, all outstanding options were forfeited.  The majority of options were fully vested as of the forfeiture date.

Stock Options

As of January 31, 2010, following the Share Purchase Agreement with Belmont Partners, all outstanding options have been forfeited.

As of April 30, 2010, the Company has no options outstanding.

Warrants

As of April 30, 2010, the Company has 6,025,000 warrants for the issuance of 3,012,500 shares of common stock outstanding, all of which are exercisable at a price of $0.25 per share. Each warrant is exercisable for a period of five (5) years from the date of the subscriber’s subscription agreement and will expire in 2012.

NOTE 5 – INCOME TAXES

At April 30, 2010, the Company had available Federal and state net operating loss carry forwards to reduce future taxable income. The amounts available were approximately $4,241,000 for Federal purposes and $3,855,000 for state purposes. The Federal carry forward expires in 2029 and the state carry forward expires in 2014. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carry forwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

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

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carry forwards and will recognize a deferred tax asset at that time.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. At the date of adoption, and as of April 30, 2010 and 2009, the Company does not have a liability for unrecognized tax benefits.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

 FORWARD-LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” “plans”, and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends which may affect our future plans of operations, business strategy, operating results and financial position.  Forward looking statements in this report include without limitation statements relating to trends affecting our financial condition or results of operations, our business and growth strategies and our financing plans.

Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors include, among other things, general economic conditions; cyclical factors affecting our industry; lack of growth in our industry; our ability to comply with government regulations; a failure to manage our business effectively; our ability to sell products at profitable yet competitive prices; and other risks and factors set forth from time to time in our filings with the Securities and Exchange Commission, including our registration statement on Form SB-2, as amended.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

Overview and Recent History

iDcentrix, Inc. (the “Company” or “iDcentrix”) (formally known as Sterling Gold Corp.) was incorporated in Nevada in January of 2004. The Company is a development stage company as defined by Generally Accepted Accounting Principles (GAAP).  All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities. The Company has generated no revenue. The ability of the Company to carry out its business plan rests with its ability to secure equity and other financing.

On January 31, 2008, the Company consummated a share exchange (the “IDCX Share Exchange”) with all of the shareholders of iDcentrix, Inc., a Delaware corporation (“IDCX”), pursuant to a Share Exchange Agreement, dated January 16, 2008. Pursuant to the IDCX Share Exchange Agreement, the issued and outstanding common shares of IDCX were exchanged on a one-for-one basis for common shares of the Company.  The Company issued 18,762,000 shares of its Common Stock to the former shareholders of IDCX upon consummation of the IDCX Share Exchange.  As a result of the IDCX Share Exchange, IDCX became a wholly-owned subsidiary of the Company, and the Company continued its existence as the surviving corporation.  Further, under the terms of the IDCX Share Exchange Agreement, the Company’s current director and management prior to the IDCX Share Exchange resigned and were replaced with IDCX’s directors and new management.

The acquisition was accounted for as a reverse merger (recapitalization) with IDCX deemed to be the accounting acquirer and the Company deemed to be the legal acquirer.  Following the IDCX Share Exchange, the Company’s new Board of Directors and management adopted the plan of operation of IDCX and abandoned its previous plan of operation regarding the acquisition and exploration of mineral properties.  Following the IDCX Share Exchange, the Company changed its name from “Sterling Gold Corp.” to “iDcentrix, Inc.” and IDCX changed its name to “IDCX Co.”

On October 23, 2009, the Company entered into a stock purchase agreement (the “Belmont Stock Purchase Agreement”) with Belmont Partners, LLC (“Belmont”), whereby the Company issued to Belmont 36,688,800 shares of its common stock constituting a controlling interest of the Company’s common stock (the “Belmont Purchase Transaction”).  Pursuant to the Belmont Stock Purchase Agreement, Joseph Meuse, a managing member of Belmont, was appointed as a member of the Company’s Board of Directors and to the offices of President and Secretary and all other Directors and officers of the Company resigned.  As of October 28, 2009, the Company changed its plan of business from the development and marketing of high-end security identification cards to seeking to acquire or merge with a revenue-producing company or a company with technology assets.

On April 5, 2010, the Company entered into a Common Stock Purchase Agreement (the “Tsoi Stock Purchase Agreement”) by and among Tsoi Tik Man, Belmont and the Company.  Pursuant to the terms of the Purchase Agreement, on April 5, 2010, Tsoi Tik Man acquired from Belmont 36,688,800 shares of the Company’s common stock, which at the closing of the transaction, represented a 53.81% controlling interest.  In addition, the Company agreed to issue to Belmont shares of its common stock such that Belmont will own 10% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as yet unidentified target corporation.  Pursuant to the terms of the Tsoi Stock Purchase Agreement, Joseph J. Meuse resigned and Tsoi Tik Man was named as the sole officer and director of the Company.  Concurrent with this change of control, the Company moved its principal executive offices to Rm 1903, 19/F, Hing Yip COMM Centre, No. 272 Des Voeux Rd, Central, Hong Kong.

On June 1, 2010, we filed an amendment to our Articles of Incorporation (the “Amendment”), which amended our current Articles of Incorporation to effect a 1-for-284 reverse stock split of our issued and outstanding Common Stock.  Our board of directors and majority stockholder approved the Amendment pursuant to written consents dated as of April 26, 2010.  A copy of the Amendment is filed as Exhibit 3.1 to this Quarterly Report.  The reverse stock split reduced the number of issued and outstanding shares of our Common Stock from 68,176,300 shares outstanding prior to the split to 240,130 shares outstanding after the split.  The reverse stock split became effective on June 1, 2010.

The Company currently has no operations.

The Company’s fiscal year end is January 31.

To date, since inception we have had no revenues and only losses, and we anticipate this continuing for the foreseeable future. Accordingly, until such time that we are profitable, if at all, we will be dependent upon debt and equity financing which may not be available to us. Our auditors are currently of the opinion, and have formally indicated that for the fiscal year ended January 31, 2010, they doubt our ability to continue as a going concern as a result of our continued net losses.

Results of Operations

The Three Months Ended April 30, 2010 Compared to the Three Months Ended April 30, 2009

The revenues for the three months ended April 30, 2010 and April 30, 2009 were both $0.

The Operating Expenses, which are composed entirely of general and administrative expenses, for the three months ended April 30, 2010 and April 30, 2009, were $2,106 and $206,603, respectively.  The lower expenses in 2010 were attributable to a reduction in independent contracts, professional fees and prepaid expenses.

Similarly, our Net Loss for the three months ended April 30, 2010 and April 30, 2009, was $2,106 and $206,270, respectively.

Based upon our current plans, we plan to adjust our operating expenses so that any cash generated from financing activities or contributions from our officer will be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $36,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $36,000 in operating costs over the next twelve months.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of April 30, 2010, we had cash or cash equivalents of $0.00.

Net cash used for operating activities was $0 for the three months ended April 30, 2010, compared to cash used by operating activities of $142,727 for the three months ended April 30, 2009.  The decrease in net cash used for the three months ended April 30, 2010 was attributable to reduced operating expenses, specifically reduced general and administrative expenses.

Cash flows provided by investing activities was $0 for the three months ended April 30, 2010 and $0 for the same period in 2009.

Cash flows used by financing activities was $0 for the three months ended April 30, 2010 as compared to $0 for the same period in 2009.

Until the Company’s operations become cash flow positive, our sole officer and Director may, in his sole discretion, fund the operations to continue the business.  At this time, we have no other resources for cash without his assistance.

We expect our principal source of liquidity will be financing activities.  We try to operate with minimal overhead.  Our primary activity will be to seek to acquire an operating business generating revenues.  If we succeed in finding such an opportunity, we expect to become profitable.  We cannot guarantee that this will ever occur.  Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

At April 30, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Significant Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this document. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our management has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, and the material weaknesses in our internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended January 31, 2010, our management has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of April 30, 2010.

(b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 or Rule 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not currently involved in any material pending legal proceeding.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, the need for additional capital; the fact that our accountants have expressed doubts about our ability to continue as a going concern; among other factors. The Company management is aware of these risks and has attempted to establish the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure. For more specific detail regarding the risks inherent in an investment in the Company, shareholders and prospective investors are also referred to the “Risk Factors” section of the Company’s registration statement filed with the Securities and Exchange Commission on Form SB-2, as amended. See www.sec.gov.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

Exhibit 3.1	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 1, 2010.

Exhibit 31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer.

Exhibit 32
Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, of the Principal Executive Officer and Principal Financial Officer.

 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iDcentrix, Inc.
(Registrant)

Date: June 14, 2010	By:	/s/ Tsoi Tik Man
Tsoi Tik Man, President and Secretary
(Principal executive officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit 3.1	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 1, 2010.

Exhibit 31	Certification required by Rule 13a-14(a) or Rule 15d-14(a) and section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer.

Exhibit 32
Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, of the Principal Executive Officer and Principal Financial Officer.