Form 10-Q
period 2010-06-30
iDcentrix, Inc.
filed 2010-08-23
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from     to

(Commission File Number) 000-51761

IDCENTRIX, INC.
(Exact Name of Registrant As Specified in Its Charter)

Nevada	20-4650531
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

LongSheng Village, Tangshan Town, Zhengan District
Dandong City, Liaoning, P.R.China
(Address of Principal Executive Offices)

Not Applicable
 (Zip Code)

86-0415-8176321
(Registrant’s Telephone Number, Including Area Code)

Rm 1903, 19/F, Hing Yip COMM Centre,
No. 272 Des Voeux Rd, Central, Hong Kong
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of August 19, 2010 was 50,000,139.

IDCENTRIX, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2010

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IDCENTRIX, INC
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

		Page
FINANCIAL INFORMATION

Item 1.
	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	2
	Condensed Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2010 and 2009 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-12

IDCENTRIX, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,072,122	$11,300
Accounts receivable, net	2,132,834	3,677,797
Other receivables, net	58,076	100,746
Loans to outside parties	3,091,678	-
Advance to suppliers	680,140	3,861
Inventories, net	993,547	616,134
Prepaid expenses	37,526	19,452
Total current assets	8,065,923	4,429,290

Property, plant and equipment, net	83,380	36,882
Intangible assets,net	58,749	-

TOTAL ASSETS	$8,208,052	$4,466,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$561,222	$158,541
Accrued expenses and other payables	16,259	50,217
Due to related parties	631,069	411,833
Due to employees	249,789	-
Due to outside parties	121,905	117,007

Total current liabilities	1,580,244	737,598

TOTAL LIABILITIES	1,580,244	737,598

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value; 100,000,000 shares authorized; 49,870,814 shares issued and outstanding	499	499
Additional Paid-in capital	14,851	13,560
Accumulated other comprehensive income	82,529	55,790
Retained earnings	6,529,929	3,658,725

TOTAL STOCKHOLDERS’ EQUITY	6,627,808	3,728,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,208,052	$4,466,172

IDCENTRIX, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009

Net revenues	$3,653,545	$2,240,589	$2,826,296	$2,240,589
Cost of goods sold	(714,541)	(567,177)	(597,651)	(567,177)

Gross profit	2,939,004	1,673,412	2,228,645	1,673,412

Operating expenses:
General and administrative expenses	(67,572)	(39,763)	(34,830)	(21,448)

Income from operations	2,871,432	1,633,649	2,193,815	1,651,964

Other income (expenses)
Interest income	25	31	13	-
Other expenses	(253)	(392)	(128)	(177)
Total other expenses	(228)	(361)	(115)	(177)

Income before income taxes	2,871,204	1,633,288	2,193,700	1,651,787

Income tax expense	-	-	-	-

Income from operations	2,871,204	1,633,288	2,193,700	1,651,787

Other comprehensive income-foreign currency translation gains	26,739	3,842	26,499	3,571
			-	-
Comprehensive income	$2,897,943	$1,637,130	$2,220,199	$1,651,787

Basic and diluted earnings per share	$0.06	$0.03	$0.04	$0.03

Weighted average number of shares	49,870,814	49,870,814	49,870,814	49,870,814

IDCENTRIX, INC
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	For the six months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$2,871,204	$1,633,288
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	3,946	2,416
Changes in operating assets and liabilities:
Accounts receivable	1,554,439	25,086
Inventories	(373,390)	(193,392)
Advance to suppliers	(673,674)	7,048
Prepaid expenses and other assets	25,005	(20,823)
Accounts payable	400,477	(442,194)
Advance from customers	-	1,534,683
Accrued expenses and other current liabilities	(34,038)	(9,132)
Net Cash provided by operating activities	3,773,969	2,536,980

Cash flows from investing activities:
Acquisition of property, plant & equipment	(50,111)	(519)
Acquisition of intangible assets	(58,524)	-
Net cash (used in) investing activities	(108,635)	(519)

Cash flows from financing activities:
Capital contribution	1,290	-
Loan to outside parties	(3,079,845)	-
Receipts from outside parties	4,389	-
Receipts from employee	248,833	-
Repayment to related parties	(411,980)	(2,784,036)
Collections from related parties	628,654	-
Net cash (used in) financing activities	(2,608,659)	(2,784,036)

Effect of exchange rate changes on cash	4,147	714

Net increase (decrease) in cash and cash equivalents	1,060,822	(246,861)

Cash and cash equivalents, beginning of the period	11,300	479,902

Cash and cash equivalents, ending of the period	$1,072,122	$233,041

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-
Income tax paid	$-	$-

IDCENTRIX, INC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(UNAUDITED)
NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

iDcentrix, Inc. (the "Company" or “iDcentrix”) was incorporated in the State of Nevada on January 26, 2004.

On July 16, 2010, the Company completed a reverse acquisition transaction through a share exchange with Honour Bond Limited ("Honour Bond") and its shareholders (the “Shareholders”), whereby the Company acquired 100% of the issued and outstanding capital stock of Honour Bond in exchange for 49,870,814 shares of our Common Stock which constituted 99.74% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition.  As a result of the reverse acquisition, Honour Bond became our wholly-owned subsidiary and the former shareholders of Honour Bond became our controlling stockholders.  The amount of consideration received by the shareholders of Honour Bond was determined on the basis of arm’s-length negotiations between Honour Bond and iDcentrix.  The share exchange transaction with Honour Bond and the Shareholders was treated as a reverse acquisition, with Honour Bond as the accounting acquirer and iDcentrix as the accounting acquiree.

For accounting purposes, the transaction was being accounted for as a reverse merger, since the former stockholders of Honour own a majority of the issued and outstanding shares of common stock of the Company, and the director and executive officer of Honour became the director and executive officer of the Company. This acquisition is being accounted for at historical cost in a manner similar to that in pooling of interests method since the former stockholders of Honour acquired a majority of the outstanding shares of the Company. The historical financial statements will be those of Honour.

Honour Bond is a corporation organized under the laws of Hong Kong Special Administrative Region (“HKSAR”) in January 2010 with registered capital of HKD 10,000 (approximately $1,289).

Honour Bond is a holding company whose only asset, held through a 100% wholly owned subsidiary Shenzhen Zhihao Dongbo Technology Co., Ltd. (“Zhihao”), a limited liability company organized under the laws of the People’s Republic of China (“PRC”) in March 2010.  The Company does not conduct any substantive operations of its own, but conducts its primary business operations through Zhihao’s variable interest entity (“VIE”), Dandong Longsheng Horticulture Technology Co., Ltd.  (“Dandong Longsheng”). Dandong Longsheng was incorporated under the laws of the PRC in March 2008.

Honour Bond, through Zhihao, has entered into certain exclusive agreements with Dandong Longsheng, which obligate the Company to absorb a majority of the risk of loss from Dandong Longsheng’s activities and entitle it to receive a majority of its residual returns. In addition, Dandong Longsheng 's shareholders have pledged their equity interest in Dandong Longsheng to Zhihao, irrevocably granted Zhihao an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Dandong Longsheng and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Zhihao. Through these contractual arrangements, the Company and Zhihao hold all the variable interests of Dandong Longsheng, and the Company and Zhihao have been determined to be the most closely associated with Dandong Longsheng. Therefore, the Company is the primary beneficiary of Dandong Longsheng.

Based on these contractual arrangements, the Company believes that Dandong Longsheng should be considered as a VIE  under ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51", because the equity investors in Dandong Longsheng do not have the characteristics of a controlling financial interest and the Company through Zhihao is the primary beneficiary of Dandong Longsheng. Accordingly, the Company believes that the financial statements of Dandong Longsheng should be consolidated under ASC 810.

The Company, along with its subsidiary and VIEs, is engaging in the cultivation and sales of blueberry seedlings with dominant operation in Dandong Liaoning, Northeastern China.

IDCENTRIX, INC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(UNAUDITED)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of iDcentrix, its wholly owned subsidiaries, Honour Bond and Zhihao as well as Dandong Longsheng, Zhihao’s VIE. All significant inter-company balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaduited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six-months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year or future interim periods.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made.  However, actual results could differ materially from those results.

Risks and uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There were no allowances for uncollectible amounts for the six months ended June 30, 2010 and the year ended December 31, 2009 as the management believes all amounts are considered collectible.

Inventories

Inventories are stated at the lower of cost (determined on a weighted average basis) or market.  The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost. As of June 30, 2010 and December 31, 2010, there were no reserves for obsolete inventory.

IDCENTRIX, INC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(UNAUDITED)
Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”.  The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advance from customers.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Gains or losses on disposals are reflected as gain or loss in the year of disposal.  The cost of improvements that extend the life of plant, property, and equipment are capitalized.  These capitalized costs may include structural improvements, equipment, and fixtures.  All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the following estimated useful lives of the assets:

	Estimated Useful Life	Residual value
Machinery and equipment	5-10 years	5%
Vehicle	10 years	5%

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

There was no impairment loss recorded for the six months ended June 30, 2010 and 2009.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2010, most of the Company's cash and cash equivalents were held by major banks located in China, which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Earnings per share

Earnings per share are calculated in accordance with the ASC 260, “Earnings per share.” Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

IDCENTRIX, INC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(UNAUDITED)
Income taxes

The Company accounts for income tax under the provisions of ASC 740,"Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not have any deferred tax asset or liabilities in the any tax jurisdiction for the six months ended June 30, 2010 and the year ended 2009.

Fair values of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, prepaid expenses, accounts payable, accrued expenses, and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Statement of cash flows

In accordance with ASC 230, "Statements of Cash Flows", cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable as of June 30, 2010 and December 31, 2009 amounted to $2,132,834 and $3,677,797, net of allowance, respectively. The management considered all accounts receivable collectible and no allowance was made as of June 30, 2010 and December 31, 2009.

The Accounts receivable has the following breakdown between affiliated Company and non-affiliated Company:
		As of
	June 30,	December 31,
	2010	2009
Accounts receivable
- from affiliated companies	$-	$3,670,409
- from outside companies	2,132,834	7,388
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$2,132,834	$3,677,797

NOTE 4 – OTHER RECEIVABLES

Other receivables are mainly composed of advance to employees for the daily operation of business. Other receivable as of June 30, 2010 and December 31, 2009 amounted to $58,076 and $100,746, respectively.

NOTE 5 – LOANS TO OUTSIDE PARTIES

Loans to outside parties are generally short term, non-interest bearing and due on demand. Loan to outside parties as of June 30, 2010 and December 31, 2009 amounted to $ 3,091,678 and nil, respectively. The Company loans to outside parties for potential projects and will convert this loan to investment when they establish the project is feasible.

IDCENTRIX, INC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(UNAUDITED)

NOTE 6 – INVENTORIES

Inventories consist of the following as of June 30, 2010 and December 31, 2009:
		As of
	June 30,	December 31,
	2010 (Unaudited)	2009
Raw material	$107,723	$8,732
Finished goods	194,238	174,077
Work in process	691,586	433,325
Total	$993,547	$616,134

No allowance for inventories was made as of June 30, 2010 and December 31, 2009.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of June 30, 2010 and 2009:
		As of
	June 30,	December 31,
	2010 (Unaudited)	2009
Machine Equipment	$13,668	$13,611
Vehicle	24,675	24,571
Office Equipment	57,257	6,924
Total costs	95,600	45,106
Less: Accumulated Depreciation	(12,220)	(8,224)
Total property, plant and equipment, net	$83,380	$36,882

Depreciation expense for the six months ended June 30, 2010 and 2009 were $3,947 and $2,416, respectively.  Depreciation expense for the three months ended June 30, 2010 and 2009 were $2,602 and $1,212, respectively.

NOTE 8 –INTANGIBLE ASSETS, NET

Intangible assets as of June 30, 2010 consist of computer software program acquired. The Company will amortize the assets on a straight line basis over its terms of use rights from the acquisition date. The amortization will start from July 2010.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2010 and December 31, 2009, the Company has a payable balance of $631,069 and $411,833 due to the Company’s majority stockholder, Mr. Guang Zhao. Mr. Zhao provides funds for the Company’s daily operations. These amounts due are generally unsecured, non-interest bearing and due upon demand.

NOTE 10 – INCOME TAX

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

iDcentrix, Inc. was incorporated in the United States, it is a Nevada company.

As all of the Honour’s operations are conducted through its wholly owned subsidiary Zhihao and its variable interest entity, Dandong Longsheng in China, those Companies are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are currently subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

IDCENTRIX, INC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(UNAUDITED)

However, the Company is exempt from both income tax and value-added tax because it operates its business in the agriculture industry. The Chinese government has long been encouraging and promoting agriculture-related businesses by offering tax exemption and many other incentives.

Reconciliation of the difference between the actual income tax rate and the effective tax rate computed by applying the related tax exemption for the operation of the periods presented as follows:

	2010	2009
US statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Effect of tax exempt	(25)%	(25)%
Tax per financial statements	0%	0%

NOTE 11 - STOCKHOLDERS’ EQUITY

Issuance of Common Stock for recapitalization

Prior to the acquisition of Honour Bond Limited the Company had 68,176,300 shares issued and outstanding as of January 31, 2010 and on June 1, 2010, the Company effected a one for two hundred eighty-four (1:284) reverse stock split. The Company had 68,176,300 shares of common stock outstanding immediately prior to the reverse stock split and 240,130 shares of common stock outstanding immediately after the reverse stock split and before the reverse merger with Honour.  In connection with the reverse merger, the Company issued 49,870,814 shares of its common stock, in exchange for all the shares of the capital stock of Honour (the “Share Exchange”).  Upon completion of the Share Exchange, the shareholders of Honour owned approximately 99.74% of the common stock of the Company.

IDCENTRIX, INC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(UNAUDITED)

NOTE 12 - CONCENTRATION AND RISKS

(a) Concentration risk

A summary of the major clients who accounted for 10% or more of the Company’s sales are as follows:
	For the six months ended	For the six months ended
	June 30, 2010	June 30,2009
Major Clients' sales
Client A	994,914	-
Client B	786,275	358,088
Client C	723,069	-
Client D	572,324	632,664
Client E	-	531,031
Client D	-	718,806
Other	576,963	-
Total	$3,653,545	$2,240,589

A summary of the major suppliers who provided 10% or more of the Company’s purchases are as follows:
	For the six months ended	For the six months ended
	June 30, 2010	June 30,2009
Major Suppliers
Supplier A	423,658	-
Supplier B	298,755	159,070
Supplier C	107,378	55,295
Supplier D	-	188,506
Other	95,153	200,769
Total	$924,944	$214,365

(b) Credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company places its cash, cash equivalents with financial institutions that management believes are of high-credit ratings and quality.

The Company has not experienced significant losses from uncollectible accounts. The Company will continue to evaluate its collection experience and will provide for an allowance for doubtful accounts as appropriate.

(c) Foreign currency risk

A majority of the Company’s sales and expenses transactions and a significant portion of the Company’s assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

IDCENTRIX, INC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009
(UNAUDITED)

NOTE 12 - CONCENTRATION AND RISKS (Continued)

(d) Country and Political risk

The Company’s operations are all carried out in the PRC. Accordingly, The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results of operations may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on July 16, 2010.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

•	Continued growth of the Chinese economy;

•	Chinese consumers’ continued movement up the value chain to consume higher-end agricultural products, namely blueberries;

•	Our ability to obtain additional capital in future years to fund our planned expansion;

•	Negative changes in the industries in which our products are sold;

•	Decrease in the availability, or increase in the cost, of raw materials and energy;

•	Economic, political, regulatory, legal and foreign exchange risks associated with our operations; or

•	The loss of key members of our senior management and our qualified sales personnel.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Form 8-K as filed with the SEC on July 16, 2010. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Business Overview and Basis of Presentation

On July 16, 2010, we completed a reverse acquisition transaction through a share exchange with Honour Bond Limited, a Hong Kong limited company (“Honour Bond”) and its shareholders (“Honour Bond Shareholders”), whereby we acquired 100% of the issued and outstanding capital stock of Honour Bond in exchange for 49,870,814 shares of our common stock which constituted 99.74% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition.  As a result of the reverse acquisition, Honour Bond became our wholly-owned subsidiary and the Honour Bond Shareholders became our controlling stockholders.   The share exchange transaction with Honour Bond and the Honour Bond Shareholders was treated as a reverse acquisition, with Honour Bond as the acquirer and iDcentrix as the acquired party.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Honour Bond and its consolidated subsidiaries and replace the historical financial results of iDcentrix, Inc. pre-acquisition.  iDcentrix, Inc. and its subsidiaries and controlled affiliates are referred to collectively as “we,” “us,” and the “Company.”

Upon the closing of the reverse acquisition, Tsoi Tik Man, our former President, Secretary and a director, submitted a resignation letter pursuant to which he resigned from all offices that he held effective immediately and from his position as our director that became effective on August 7, 2010.  In addition, our board of directors on July 16, 2010, appointed Guang Zhao to fill the vacancy created by such resignation, which appointment became effective on August 7, 2010.  In addition, our executive officer was replaced by Guang Zhao upon the closing of the reverse acquisition.

As a result of our acquisition of Honour Bond, we now own all of the issued and outstanding capital stock of Honour Bond, which in turn owns all of the issued and outstanding capital stock of Dongbo Consulting Shengzheng Zhihao Dongbo Technology Ltd., a Chinese limited company (“Dongbo Consulting”).  In addition, we effectively and substantially control Dandong LongSheng Horticulture Technology Co., Ltd., a Chinese limited company (“Dandong LongSheng”), through a series of captive agreements with Dongbo Consulting.  Dandong LongSheng is principally engaged in the production of blueberry seedlings in the PRC.

Honour Bond was established in Hong Kong on January 5, 2010 to serve as an intermediate holding company.  Dongbo Consulting was established in China on March 4, 2010.

Dandong LongSheng was founded in March of 2008 in the People’s Republic of China to meet the strict supply chain demands of the food and beverage industry for quality high-end agricultural products.  Our offices and growing facilities are located in and around the city of Dandong in Liaoning Province.  Our products consist of a number of blueberry seedling varietals.  Currently, we have the capacity to grow seven million seedlings per year in our 34 greenhouses on five acres of growing facilities.  We sell our seedlings to a number of agricultural enterprises throughout northern China, who then replant them and cultivate them to maturity in blueberry farms.

Our unique cultivation techniques allow us to produce multiple semi-mature blueberry plants from seedlings at far higher efficiencies, survival rates and in shorter periods of time than many of our competitors, contributing to our strong gross margins.  We currently employ approximately 155 individuals.

Contractual Arrangements with our Controlled Affiliate and its Shareholder

On March 10, 2010, prior to the reverse acquisition transaction, Dongbo Consulting and Dandong LongSheng and its sole shareholder Guang Zhao entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Dandong LongSheng became Dongbo Consulting’s contractually controlled affiliate.  The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.  The VIE Agreements included:

(1)
an Exclusive Technical Consulting and Service Agreement between Dongbo Consulting and Dandong LongSheng pursuant to which Dongbo Consulting is to provide technical support and consulting services to Dandong LongSheng in exchange for all of the net income after taxes of Dandong LongSheng.

(2)
a Call Option and Cooperation Agreement among Guang Zhao, Dandong LongSheng and Dongbo Consulting under which the sole shareholder of Dandong LongSheng has granted to Dongbo Consulting the irrevocable right and option to acquire all of his equity interests in Dandong LongSheng to the extent permitted by PRC law.  If PRC law limits the percentage of Dandong LongSheng that Dongbo Consulting may purchase at any time, then Dongbo Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law.  The exercise price of the option is the net asset value of Dandong LongSheng at the time of exercise, or the percentage of such net asset value which corresponds to any incremental exercise of the option, or any higher price required by PRC law.  Any such difference between such net asset value and such higher price required by PRC law is, subject to all applicable laws and regulations, to be paid over to Dandong LongSheng.  Dandong LongSheng and its owner agree to refrain from taking certain actions which might harm the value of Dandong LongSheng or Dongbo Consulting’s option, and Dongbo Consulting undertakes to offer necessary financial support to Dandong LongSheng with respect to any losses or capital requirements to the extent permitted by law;

(3)
a Power of Attorney by Guang Zhao pursuant to which Mr. Zhao authorizes Dongbo Consulting to designate someone to exercise all of his shareholder decision rights with respect to Dandong LongSheng, provided that Dandong LongSheng consents to such authorization; and

(4)
an Equity Pledge Agreement between Guang Zhao and Dongbo Consulting under which the sole shareholder of Dandong LongSheng has pledged all of his equity in Dandong LongSheng to Dongbo Consulting to guarantee Dandong LongSheng’s and Guang Zhao’s performance of their obligations under the Exclusive Technical Consulting and Service Agreement, the Call Option and Cooperation Agreement and the Equity Pledge Agreement.

The VIE Agreements with our Chinese affiliate and its shareholder, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership.  In addition, these arrangements may be difficult and costly to enforce under PRC law.  Furthermore, our failure to perform our obligations under the VIE Agreements could give Dandong LongSheng the right to cease performance under or terminate the VIE Agreements and thereby deprive us of the economic benefit of the VIE Agreements from which we derive all of our revenues.  See “Risk Factors - Risks Relating to the VIE Agreements.”

Because of the common control between Honour Bond, Dongbo Consulting and Dandong LongSheng, for accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.  The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•
Growth in the Chinese Economy - We operate our agricultural facilities in China and derive the majority of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008. Concurrent with this growth, domestic demand for our products has also increased. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession.

•
Growth of Demand in the Agricultural Products Market – We believe that China’s recent rise in consumption of fruit has been due to China’s economic growth and increased health and wellness consciousness. Management believes that along with increases in disposable income, Chinese consumers will elect to purchase more health foods and fresh fruits, which will benefit our sales.

•
Fluctuations in Raw Material Supply, Prices and Demand for our Products - Our Company’s production costs depend largely on readily available supply price of necessary raw materials which include seedlings, fertilizer, and other growing equipment. Increases in the price of oil directly impact fertilizer prices. Blueberry demand impacts both our raw material costs as well as our sales price. We set our prices according to local market prices for seedlings, which is determined by supply and demand factors in Northern China.

•
PRC Government Policy Promoting the Development of the Agricultural Industry - As part of the PRC’s eleventh five-year plan, local and federal authorities have offered assistance in the form of a variety of subsidies and tax incentives to farmers and agricultural producers with the goal of modernizing China’s agriculture industry and promoting rural affluence.

Comparison of Six and Three Months Ended June 30, 2010 and 2009 (Unaudited)

The following tables set forth key components of our results of operations during the six and three months periods ended June 30, 2010 and 2009, both in dollars and as a percentage of our net sales. As Longsheng was the only entity in our combined business that had operations, the results of operations below refer only to that of Longsheng.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$3,653,545	100%	$2,240,589	100%
Cost of sales	(714,541)	(20)%	(567,177)	(25)%
Gross profit	2,939,004	80%	1,673,412	75%
Selling, General and Administrative Expenses	(67,572)	(1)%	(39,763)	(2)%
Operating Income	2,871,432	79%	1,633,649	73%
Other income & interest expense	(228)	0%	(361)	-
Income Before Income Taxes	2,871,204	79%	1,633,288	73%
Income taxes	-	0%	-	-
Net income	$2,871,204	79%	$1,633,288	73%

Three Months Ended	Three Months Ended
June 30, 2010	June 30, 2009
% of Net	% of Net
Amount	Sales	Amount	Sales
Net Sales	$2,826,296	100%	$2,240,589	100%
Cost of sales	(597,651)	(21)%	(567,177)	(25)%
Gross profit	2,228,645	79%	1,673,412	75%
Selling, General and Administrative Expenses	(34,830)	(1)%	(21,448)	(1)%
Operating Income	2,193,815	78%	1,651,964	74%
Other income & interest expense	(115)	0%	(177)	0%
Income Before Income Taxes	2,193,700	78%	1,651,787	74	%-
Income taxes	-	0%	-	0%
Net income	$2,193,700	78%	$1,651,787	74%

Net Sales and Cost of Sales

Our net sales sharply increased to $3,653,545 and $2,826,296 in the six and three months ended June 30, 2010 from $2,240,589 and $2,240,589 in the same period in 2009, representing an increasing trend year-on-year.  Our cost of sales increased to $714,541 and $597,651 in the six and three months ended June 30, 2010 from $567,177 and $567,177 in the same period in 2009.  The cost of goods sold per sales ratio changed from 25% to 20% in the six months ended June 30, 2010. These increases were mainly due to the rapid growth in our scale and output. We are under experimental stage in 2008 where each primal seedling was only proliferated into two. However, each seedling could be proliferated into four or five in 2009, or more in 2010 along with the growth in experience and technology.  Therefore the level of cost of sales in the six and three months ended June 30, 2010 was lower than the same period of 2009. Our products’ growth is subject to the weather condition. In the winter period our products mostly will be hibernated. There were no sales in the first quarter of 2009.

Gross Profit and Gross Margin

Our gross profit increased to $2,939,004 and $2,228,645 in the six and three months ended June 30, 2010 from $1,673,412 and $1,673,412 in the same period in 2009. Gross profit as a percentage of net revenue was 80% and  75% for the six months ended June 30, 2010 and 2009, respectively, and was 79% and 75% for the three months ended June 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Our selling, general and administration expenses increased to $67,572 and $34,830 in the six and three months ended June 30, 2010 from $39,763 and $21,448 in the same period in 2009. This increase was mainly due to our rapid growth as these costs are proportional to sales.

Other Income (Expenses)

Other expenses decreased to $228 and $115 in the six and three months ended June 30, 2010 from $361 and $177 in the same period in 2009. This decrease was mainly due to decrease in our non-operation expenses.

Income before Income Taxes

Our income before income taxes increased to $2,871,204 and $2,193,700 in the six and three months ended June 30, 2010 from $1,633,288 and $1,651,787 in the same period in 2009. This change was mainly due to the increase in sales based on ample finished goods in the end of 2009.

Income Taxes

As all of the Honour’s operations are conducted in China, according to the PRC’s new Enterprise Income Tax, we are exempt from paying income taxes because we operate our business in the agriculture industry, which the government encourages and offers special incentives. We benefited from the tax exemption in both 2010 and 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $1,072,122, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$3,773,969	$2,536,980
Net cash used in investing activities	(108,635)	(519)
Net cash used in financing activities	(2,608,659)	(2,784,036)
Effects of Exchange Rate Change in Cash	4,147	714
Net (Decrease) Increase in Cash and Cash Equivalents	1,060,822	(246,861)
Cash and Cash Equivalent at Beginning of the Year	11,300	479,902
Cash and Cash Equivalent at End of the Year	1,072,122	233,041

Operating activities

Net cash provided by operating activities was $3,773,969 for the six months ended June 30, 2010, as compared to $2,536,980 for the same period in 2009. The change is attributable to the increase of net income for current period, the decrease of $ 1,554,439 accounts receivable, increase of $400,477 in accounts payable.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $108,635, as compared to $519 during the same period of 2009. The change is attributable to the acquisition of intangible assets.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2010 was $2,608,659, as compared to net cash used in financing activities of $2,784,036 in the same period of 2009. The change is attributable to the change in receipts from related parties and outside parties.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

We may experience seasonal fluctuations in some regions in the PRC, based on the seasonal changes in the weather. Any seasonality may cause significant pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements.

Our products growth is subject to the weather condition. In the winter period our products mostly will be hibernated.

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of iDcentrix, its wholly owned subsidiaries, Honour Bond and Zhihao as well as Dandong Longsheng, Zhihao’s VIE. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made.  However, actual results could differ materially from those results.

Risks and uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. There were no allowances for uncollectible amounts for the six months ended June 30, 2010 and the year ended December 31, 2009 as the management believes all amounts are considered collectible.

Inventories

Inventories are stated at the lower of cost (determined on a weighted average basis) or market.  The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost. As of June 30, 2010 and December 31, 2010, there were no reserves for obsolete inventory.

Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”.  The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advance from customers.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Gains or losses on disposals are reflected as gain or loss in the year of disposal.  The cost of improvements that extend the life of plant, property, and equipment are capitalized.  These capitalized costs may include structural improvements, equipment, and fixtures.  All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the following estimated useful lives of the assets:

	Estimated Useful Life	Residual value
Machinery and equipment	5-10 years	5%
Vehicle	10 years	5%

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

There was no impairment loss recorded for the six months ended June 30, 2010 and 2009.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts and other receivables. As of June 30, 2010, most of the Company's cash and cash equivalents were held by major banks located in China, which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company conducts periodic reviews of its customers' financial condition and customer payment practices to minimize collection risk on accounts receivable.

Earnings per share

Earnings per share are calculated in accordance with the ASC 260, “Earnings per share.” Basic net earnings per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Income taxes

The Company accounts for income tax under the provisions of ASC 740,"Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, whenever necessary, against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company did not have any deferred tax asset or liabilities in the any tax jurisdiction for the six months ended June 30, 2010 and the year ended 2009.

Fair values of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, prepaid expenses, accounts payable, accrued expenses, and other loans payable. Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Statement of cash flows

In accordance with ASC 230, "Statements of Cash Flows", cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ending June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iDcentrix, Inc.

Date: August 23, 2010	/s/ Guang Zhao
Guang Zhao
Chief Executive Officer

Date: August 23, 2010	/s/ Guang Zhao
Guang Zhao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith