Form 10-Q
period 2010-09-30
North China Horticulture, Inc.
filed 2010-11-22
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from     to

(Commission File Number) 000-51263

NORTH CHINA HORTICULTURE, INC.
(Exact Name of Registrant As Specified in Its Charter)

Nevada	20-4650531
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

LongSheng Village, Tangshan Town, Zhengan District
Dandong City, Liaoning, P.R.China

(Address of Principal Executive Offices)
Not Applicable
 (Zip Code)

86-0415-8176321

(Registrant’s Telephone Number, Including Area Code)

iDcentrix, inc.
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of November 8, 2010 was 50,000,139.

NORTH CHINA HORTICULTURE, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2010

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH CHINA HORTICULTURE, INC
(FORMERLY IDCENTRIX, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$274,047	$11,300
Accounts receivable, net	1,836,691	3,677,797
Inventories, net	937,740	616,134
Prepaid rent and other current assets	153,569	120,198
Deposits and advances to suppliers	601,121	3,861
Total Current Assets	3,803,168	4,429,290

LOANS TO OUTSIDE PARTIES	3,446,928	-

PROPERTY AND EQUIPMENT, NET	133,787	36,882

TOTAL ASSETS	$7,383,883	$4,466,172

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$564,170	$158,541
Other payables and accrued expenses	131,056	50,217
Due to related parties	-	411,833
Due to outside parties	153,070	117,007

Total Current Liabilities	848,296	737,598

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $0.00001 par value;
50,000,139 and 49,870,814 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	500	499
Additional paid-in capital	14,850	13,560
Accumulated other comprehensive income	176,911	55,790
Retained earnings	6,343,326	3,658,725
Total Shareholders' equity	6,535,587	3,728,574

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,383,883	$4,466,172

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC
(FORMERLY IDCENTRIX, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

NET SALES	$1,398,403	1,700,509	$5,051,948	$3,941,098

COST OF SALES	(304,621)	(453,062)	(1,019,162)	(1,020,239)

GROSS PROFIT	1,093,782	1,247,447	4,032,786	2,920,859

OPERATING EXPENSES
Selling, general and administrative expenses	333,567	16,701	401,367	56,464
Loss from flood	446,818	-	446,818	-
Total operating expenses	780,385	16,701	848,185	56,464

INCOME FROM OPERATIONS	313,397	1,230,746	3,184,601	2,864,395

OTHER INCOME (EXPENSE)
Interest income	-	66	-	97
Merger related expenses	(500,000)	-	(500,000)	-
Other expenses	-	(104)	-	(496)
Total other income (expense)	(500,000)	(38)	(500,000)	(399)

NET INCOME (LOSS)	(186,603)	1,230,708	2,684,601	2,863,996

Other comprehensive income (loss)
Foreign currency translation gain (loss)	149,684	(39,246)	121,121	(43,088)

Comprehensive income (loss)	$(36,919)	$1,191,462	$2,805,722	$2,820,908

Net income (loss) per share-basic and diluted	$(0.00)	$0.02	$0.05	$0.06

Weighted average number of shares
outstanding during the period
- basic and diluted	49,935,477	49,870,814	49,892,844	49,870,814

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC
(FORMERLY IDCENTRIX, INC.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT CHANGES IN SHAREHOLDERS EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

				Accumulated
				other
	Common stock		Additional	comprehensive	Retained
	Shares	Amount	paid in capital	income	earnings	Total
Balance, January 1, 2010	49,870,814	$499	$13,560	$55,790	$3,658,725	$3,728,574

Effect of reverse merger	129,325	1	(1)	-	-	-

Capital contribution			1,291			1,291

Foreign currency translation gain	-	-	-	121,121	-	121,121

Net income	-	-	-	-	2,684,601	2,684,601

Balance, September 30, 2010	50,000,139	$500	$14,850	$176,911	$6,343,326	$6,535,587

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC
(FORMERLY IDCENTRIX, INC.)
UNAUDITED CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,684,601		$2,863,996
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	14,457		3,646
Allowance for doubtful accounts	180,223		-
Changes in operating assets and liabilities:
Accounts receivable	1,703,981		754,648
Inventories	(303,452)		90,829
Prepaid rent and other current assets	(30,075)		(2,720,045)
Deposits and advances to suppliers	(585,320)		-
Accounts payable	391,248		(424,957)
Other payables and accrued expenses	80,839		73,188
Advance from customers	-		704,408
Due to outside parties	36,063		-
Net cash provided by operating activities	4,172,565		1,345,713

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to outside parties	(3,525,752)		(241,398)
Purchase of property and equipment	(108,929)		(519)
Net cash used in investing activities	(3,634,681)		(241,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	(413,089)		(1,573,977)
Contribution by stockholders	1,291		-
Net cash used in financing activities	(411,798)		(1,573,977)

Effect of exchange rate charges on cash	136,661		828

Net increase (decrease) in cash and cash equivalents	262,747		(469,353)

Cash and cash equivalents at beginning of period	11,300		479,902

Cash and cash equivalents at end of period	$274,047		$10,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expenses	$-	$
Cash paid for income tax	$-	$

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC AND SUBSIDIARIES (FORMERLY IDCENTRIX, INC.)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The consolidated results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and footnotes of Dandong Longsheng Horticulture Technology Co., Ltd.  (“Dandong Longsheng”), for the years ended December 31, 2009 and 2008 originally filed on Form 8-K with the SEC on July 16, 2010.

NOTE 2 ORGANIZATION

North China Horticulture, Inc. (the “Company”), formerly known as iDcentrix, Inc., was incorporated in the State of Nevada on January 26, 2004. The Company, along with its subsidiary and VIE, is engaged in the cultivation and sales of blueberry seedlings.  Our offices and facilities are located in and around the city of Dandong in Liaoning Province, People’s Republic of China (“PRC”).  Our products consist of a number of blueberry seedling varietals.  Currently, we have the capacity to grow seven million seedlings per year in our 34 greenhouses on five acres of growing facilities.  We sell our seedlings to a number of agricultural enterprises throughout northern China, who then replant them and cultivate them to maturity in blueberry farms.

On July 16, 2010, the Company completed a share exchange transaction with Honour Bond Limited ("Honour Bond") and its shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of Honour Bond in exchange for 49,870,814 shares of our common stock which constituted 99.74% of our issued and outstanding capital stock as of and immediately after the consummation of the share exchange transaction.  As a result of the share exchange transaction, Honour Bond became our wholly-owned subsidiary and the former shareholders of Honour Bond became our controlling stockholders.

For accounting purposes, the share exchange transaction is accounted for as a recapitalization (reverse merger), with Honour Bond treated as the accounting acquirer and iDcentrix treated as the legal acquirer.  This transaction is being accounted for at historical cost in a manner similar to that in pooling of interests method since the former stockholders of Honour Bond acquired a majority of the outstanding shares of the Company.

Honour Bond is a corporation organized under the laws of Hong Kong Special Administrative Region in January 2010 with registered capital of HKD 10,000 (approximately $1,291).  The registered capital amount was contributed by Honour Bonds shareholder.  Honour Bond’s only asset is its investment in its wholly owned subsidiary, Shenzhen ZhihaoDongbo Technology Co., Ltd. (“Zhihao”), a limited liability company organized under the laws of the People’s Republic of China (“PRC”) in March 2010.  Honour Bond does not conduct any substantive operations of its own, but conducts its primary business operations through Zhihao’s variable interest entity (“VIE”), Dandong Longsheng Horticulture Technology Co., Ltd.  (“Dandong Longsheng”). Dandong Longsheng was incorporated under the laws of the PRC in March 2008.

Honour Bond, through Zhihao, has entered into certain exclusive agreements with Dandong Longsheng, which obligate the Company to absorb a majority of the risk of loss from Dandong Longsheng’s activities and entitle it to receive a majority of its residual returns. In addition, Dandong Longsheng’s shareholders have pledged their equity interest in Dandong Longsheng to Zhihao, irrevocably granted Zhihao an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Dandong Longsheng and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Zhihao. Through these contractual arrangements, the Company is deemed to be the primary beneficiary of Dandong Longsheng.

Based on these contractual arrangements, the Company believes that Dandong Longsheng should be considered as a VIE  under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on consolidation. As the Company through Zhihao is deemed to be the primary beneficiary of Dandong Longsheng, the Company consolidates the assets, liabilities, and results of operations of Dandong Longsheng.

NOTE 3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of North China, its wholly owned subsidiaries, Honour Bond and Zhihao and Zhihao’s VIE, Dandong Longsheng.   Inter-company balances and transactions have been eliminated in consolidation.

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

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenses are translated at the average exchange rate for the periods presented.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The allowances for uncollectible amounts for the nine months ended September 30, 2010 was $180,223 and nil for the year ended December 31, 2009.

Inventories

Inventories are stated at the lower of cost (determined on a weighted average basis) or market. The management compares the cost of inventories with the fair market value and an allowance is made for writing down the inventories to fair market value, if lower than the cost. As of September 30, 2010 and December 31, 2009, there were no reserves for obsolete inventory.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Gains or losses on disposals, if any, are reflected as gain or loss in the year of disposal.  The cost of improvements that extend the life of plant, property, and equipment are capitalized.  These capitalized costs may include structural improvements, equipment, and fixtures.  All ordinary repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets, which ranges from three to ten years.

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

There was no impairment loss recorded for the nine months ended September 30, 2010 and 2009.

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

Earnings (loss) per share

Earnings (loss) per share are calculated in accordance with the authoritative guidance issued by the FASB on earnings per share.  Basic net earnings (loss) per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At September 30, 2010 and 2009, the Company did not have any dilutive convertible shares or stock options outstanding.

Income taxes

The Company uses asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Fair values of financial instruments

Fair value measurements are determined using authoritative guidance issued by the FASB, with the exception of the application of the guidance to non-recurring, non-financial assets and liabilities as permitted. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use observable market data if available without undue cost and effort.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, advances to suppliers, other receivables, prepaid expenses, accounts payable, accrued expenses, and other loans payable.  Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured trade accounts receivable.

Cash denominated in RMB with a US dollar equivalent of $274,047 and $11,300 at September 30, 2010 and December 31, 2009, respectively, was held in accounts at financial institutions located in the PRC.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the nine months ended September 30, 2010, five customers accounted for 70% of sales (23%,14%,12%,11%, and 10% respectively) and at September 30, 2010, accounted for 66%,of accounts receivable (19%,18%, 15%, and 14% respectively).  At September 30, 2010, two other customers accounted for 25% of accounts receivable (14% and 11% respectively).  For the nine months ended September 30, 2009, four customers accounted for 95% of sales (48%, 18%, 16%, and 13%).   For the nine months ended September 30, 2010 or 2009, there were no other customers that accounted for over 10% of sales, respectively.

For the three months ended September 30, 2010, four customers accounted for 89% of sales (27%, 25%, 21%, and 16%).  For the three months ended September 30, 2009, one customer accounted for 98% of sales.  For the three months ended September 30, 2010 or 2009, there were no other customers for that accounted for over 10% of sales, respectively.

For the nine months ended September 30, 2010, three vendors accounted for 100% of total purchases (53%, 28%, and 19% respectively).  For the nine months ended September 30, 2009, four vendors accounted for 100% of total purchases (34%, 28%, 26% and 12%, respectively).

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 1, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables resulting from sales of products during the normal course of business. Accounts receivable has the following breakdown between affiliated Company and non-affiliated Company:

	September 30,2010	December 31,2009
	(unaudited)
Accounts receivable from affiliated companies	$-	$3,670,409
Accounts receivable from non-affiliated companies	2,016,914	7,388
Less: Allowance for doubtful accounts	(180,223)	-
Accounts receivable, net	$1,836,691	$3,677,797

NOTE 5   INVENTORIES

Inventories consist of the following as of:

	September 30,2010	December 31,2009
INVENTORIES	(unaudited)

Raw materials	$84,707	$8,732
Work-in-progress	303,097	174,077
Finished goods	549,936	433,325
Less: provision for obsolescence	-	-
Total	$937,740	$616,134

No allowance for inventories was made as of September 30, 2010 and December 31, 2009.

NOTE 6 DEPOSITS AND ADVANCES TO SUPPLIERS

At September 30, 2010, deposits and advances to suppliers included $597,185 paid to an unrelated consultant for developing the northern China and Southeast Asia markets and for promotion of blueberry seedlings.  If certain milestones in the Company’s sales, as defined, are met, the $597,185 will be paid to the consultant by January 10, 2010.  If the milestones are not met, the $597,185 will be returned to the Company without interest.  As of September 30, 2010, the marketing and promotion work by the consultant had not begun in earnest and the Company determined the measurement of any milestone or recognition of any related expense was not practically measurable.

NOTE 7  LOANS TO OUTSIDE PARTIES

Loans to outside parties consist of various cash advances to unrelated companies and individuals.  The loans are generally due one year from date issued, unsecured, and non-interest bearing.  At September 30, 2010, three loans totaling $3,446,928 were outstanding.

On July 1, 2010, two loans aggregating $3,006,500 were issued to borrowers for potential investment in coal and bio energy projects.  The loan periods are for 1 year, and if the projects meet certain profit targets, the loans will automatically convert into equity investments in the projects.  As of September 30, 2010, the projects have not begun substantial operations.

Also on July 1, 2010, a loan for $440,428 was made to an unrelated third party.  The loan is unsecured, due December 31, 2010, and non-interest bearing.

Loans to outside parties are reviewed periodically as to whether their carrying value has become impaired.  The Company considers the assets to be impaired if the collectability of the balances becomes doubtful.  At September 30, 2010, there was no allowance for uncollectible loans.  At December 31, 2009, there were no loans issued to outside parties.

NOTE 8 PROPERTY AND EQUIPMENT

Property, plant and equipment consist of the following at:

PROPERTY AND	September 30,2010	December 31,2009
EQUIPMENT	(unaudited)

Plant and machinery	$13,893	$13,611
Motor vehicles	25,082	24,571
Office and computers	117,920	6,924
	156,895	45,106
Less: Accumulated depreciation	(23,108)	(8,224)
Property and equipment, net	$133,787	$36,882

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $14,457 and $3,646, respectively.  Depreciation expense for the three months ended September 30, 2010 and 2009 was $10,511 and $1,230, respectively.

NOTE  9   RELATED PARTY TRANSACTION

At September 30, 2010, $35,714 of advances to a director for business development activities is included in prepaid rent and other current assets on the accompanying condensed consolidated balance sheet.

NOTE  10    INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under the China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect from January 1, 2008.  Dandong Longsheng is exempt from both income tax and value-added tax because it operates its business in the agriculture industry, which the Chinese government encourages and offers special incentives. We benefited from the tax exemptions in both 2010 and 2009.

Honour is a Hong Kong company.  Honour’s operations are conducted through its wholly owned subsidiary Zhihao and its VIE Dandong Longsheng, and Honour has no operations or income in Hong Kong.  Accordingly no income tax provision is recorded for Hong Kong.

North China Horticulture, Inc. is incorporated in the state of Nevada and has no operations in the United States of America.  Accordingly, the Company has not recorded a provision for U.S. federal income tax for the three and nine month periods ended September 30, 2010 and 2009. The Company has a net operating loss carry forward in the United States of America which begins to expire in 2028. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance.

The following table reconciles the U.S. Statutory rate to the Company’s effective tax rate for the three and nine months ended September 30:

	2010	2009
US statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Effect of tax exemption	(25)%	(25)%
Effective tax rate	0%	0%

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The authoritative guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2010, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company’s Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

NOTE 11   STOCKHOLDERS’ EQUITY

On January 31, 2010, the Company had 68,176,300 (pre-split) shares of common stock outstanding.  On June 1, 2010 the Company effected a one for two hundred eighty-four (1:284) reverse stock split resulting in the Company having 240,269 (post-split) shares of common stock outstanding after the reverse stock split.

On July 17, 2010, the Company issued 49,870,814 shares of its common stock, in exchange for all the shares of the capital stock of Honour Bond (see Note 2).  Upon completion of the share exchange transaction, the shareholders of Honour owned approximately 99.74% of the common stock of the Company.

NOTE 12  LEASE COMMITMENTS

The Company has entered into operating leases for rental of greenhouses for production and office space, which expire on different dates. The minimum future payments under these commitments for the next five years are as follows:

2010	$29,528
2011	99,869
2012	84,722
2013	22,006
2014	17,605
Total	$253,730

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

Business Overview and Basis of Presentation

On July 16, 2010, we completed a reverse acquisition transaction through a share exchange with Honour Bond Limited, a Hong Kong limited company (“Honour Bond”) and its shareholders (“Honour Bond Shareholders”), whereby we acquired 100% of the issued and outstanding capital stock of Honour Bond in exchange for 49,870,814 shares of our common stock which constituted 99.74% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition.  As a result of the reverse acquisition, Honour Bond became our wholly-owned subsidiary and the Honour Bond Shareholders became our controlling stockholders.  The share exchange transaction with Honour Bond and the Honour Bond Shareholders was treated as a reverse acquisition, with Honour Bond as the acquirer and iDcentrix, Inc. as the acquired party.  Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Honour Bond and its consolidated subsidiaries and replace the historical financial results of iDcentrix, Inc. pre-acquisition.  iDcentrix, Inc. and its subsidiaries and controlled affiliates are referred to collectively as “we,” “us,” and the “Company.”

Upon the closing of the reverse acquisition, TsoiTik Man, our former President, Secretary and a director, submitted a resignation letter pursuant to which he resigned from all offices that he held effective immediately and from his position as our director that became effective on August 7, 2010.  In addition, our board of directors on July 16, 2010, appointed Guang Zhao to fill the vacancy created by such resignation, which appointment became effective on August 7, 2010.  In addition, our executive officer was replaced by Guang Zhao upon the closing of the reverse acquisition.

As a result of our acquisition of Honour Bond, we now own all of the issued and outstanding capital stock of Honour Bond, which in turn owns all of the issued and outstanding capital stock of Dongbo Consulting ShengzhengZhihaoDongbo Technology Ltd., a Chinese limited company (“Zhihao”).  In addition, we effectively and substantially control Dandong LongSheng Horticulture Technology Co., Ltd., a Chinese limited company (“Dandong LongSheng”), through a series of captive agreements with Zhihao.  Dandong LongSheng is principally engaged in the production of blueberry seedlings in the PRC.

Honour Bond was established in Hong Kong on January 5, 2010 to serve as an intermediate holding company.  Zhihao was established in China on March 4, 2010.

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

The VIE Agreements with our Chinese affiliate and its shareholder, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership.  In addition, these arrangements may be difficult and costly to enforce under PRC law.  Furthermore, our failure to perform our obligations under the VIE Agreements could give Dandong LongSheng the right to cease performance under or terminate the VIE Agreements and thereby deprive us of the economic benefit of the VIE Agreements from which we derive all of our revenues.  See “Risk Factors - Risks Relating to the VIE Agreements” in the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2010.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Nine and Three Months Ended September 30, 2010 and 2009 (Unaudited)

The following tables set forth key components of our results of operations during the nine and three months periods ended September 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales	5,051,948	100%	3,941,098	100%
Cost of Sales	1,019,162	-20%	(1,020,239)	-26%
Gross Proft	4,032,786	80%	2,920,859	74%
Selling, General and Administrative Expenses	401,367	8%	56,464	1%
Loss from flood	446,818	9%	-	-
Operating income	3,184,601	63%	2,864,395	73%
Other income	-	-	97	0%
Other Expenses	(500,000)	-10%	(496)	0%
Income Before Income Taxes	2,684,604	53%	2,863,996	73%
Income Taxes	-	-	-	-
Net Income	2,684,604	53%	2,863,996	73%

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Amount	% of Net Sales	Amount	% of Net Sales
Net Sales	1,398,403	100%	1,700,509	100%
Cost of Sales	(304,621)	-22%	(453,062)	-27%
Gross Proft	1,093,782	78%	1,247,447	73%
Selling, General and Administrative Expenses	333,567	24%	16,701	1%
Loss from flood	446,818	32%	-	-
Operating income	313,397	22%	1,230,746	72%
Other income	-	-	66	0%
Other Expenses	(500,000)	-36%	(104)	0%
Income (loss) Before Income Taxes	(186,603)	-13%	1,230,708	72%
Income Taxes	-	-	-	-
Net (loss) Income	(186,603)	-13%	1,230,708	72%

Net Sales and Cost of Sales

Our net sales increased 28.2% to $5,051,948 in the nine months ended September 30, 2010 from $3,941,098 in the same period in 2009. Our net sales decreased 17.8% from $1,700,509 in the three months ended September 30, 2009 to $1,398,403 in the same period in 2010.  The quarterly decline was caused by the serious flood disaster in North-East China in the three months ended September 20, 2010. The cost of goods sold per sales ratio changed from 26% to 20% in the nine months ended September 30, 2010.

Gross Profit and Gross Margin

Our gross profit increased 38.1% to $4,032,786 in the nine months ended September 30, 2010 from $2,920,859 in the same period in 2009. Gross profit decreased 12.3% to $1,093,782 in the three months ended September 30, 2010 from $1,247,447 in the three months ended September 30, 2009.  Gross profit as a percentage of net revenue was 80% and 74% for the nine months ended September 30, 2010 and 2009, respectively. The percentage increased from 73% to 78% for the three months ended September 30, 2009 and 2010.

Selling, General and Administrative Expenses

Our selling, general and administration expenses increased  633% to $401,367 and 1,897% to $333,567 in the nine and three months ended September 30, 2010 from $56,464 and $16,701 in the same periods in 2009. This increase was mainly due to consulting fees in the third quarter in 2010.

Loss from Flood

A serious flood raged in North-East China in the third quarter 2010 destroying hundreds of thousands of people’s homes and led to the destruction of millions of dollars’ worth of crops.

Other expenses

Our other expenses increased drastically from $104 and $496 in the three and nine months ended September 30, 2009 to $500,000 and $500,000 in the same period in 2010 due to $500,000 merger related expenses during the third quarter of 2010.

Income before Income Taxes

Our income before income taxes decreased 6.3% to $2,684,601 in the nine months ended September 30, 2010 from $2,863,996 in the same period in 2009. Our income (loss) before taxes decreased 115.2% to ($186,603) in the three months ended September 30, 2010 from $1,230,708 in the three months ended September 30, 2009.  This decrease was mainly attributable to the flood losses in the third quarter.

Income Taxes

As all of our operations are conducted in China, according to the PRC’s new Enterprise Income Tax, we are exempt from paying income taxes because we operate our business in the agriculture industry, which the government encourages and offers special incentives. We benefited from the tax exemption in both 2010 and 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $274,047, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended September 30
	2010	2009
Net Cash Provided by Operating Activities	$4,172,565	$1,345,713
Net Cash Used in Investing Activities	(3,634,681)	(241,917)
Net Cash Used in Financing Activities	(411,798)	(1,573,977)
Effect of Exchange Rates on Cash	136,661	828
Net Increase (Decrease) in Cash and Cash Equivalents	262,747	(469,353)
Cash and Cash Equivalents at the Beginning of Year	11,300	479,902
Cash and Cash Equivalents at the End of Year	274,047	10,549

Operating activities

Net cash provided by operating activities was $4,172,565 for the nine months ended September 30, 2010, as compared to $1,345,713 for the same period in 2009. The change is attributable to the increase of net income for current period.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $(3,634,681), as compared to $(241,917) during the same period of 2009. The change is attributable to Company issuing loans to third parties, totaling $3,446,928 as of September 30, 2010.

Financing activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $411,798 due to the repayment of amounts due to related parties compared to $1,573,977 paid to related parties in 2009.

Outstanding loans to third parties

Loans to outside parties consist of various cash advances to unrelated companies and individuals.  The loans are generally due one year from date issued, unsecured, and non-interest bearing.  At September 30, 2010, three loans totaling $3,446,928 were outstanding.

On July 1, 2010, two loans aggregating $3,006,500 were issued to borrowers for potential investment in coal and bio energy projects.  The loan periods are for 1 year, and if the projects meet certain profit targets, the loans will automatically convert into equity investments in the projects.  As of September 30, 2010, the projects had not begun substantial operations.

Also on July 1, 2010, a loan for $440,428 was made to an unrelated third party.  The loan is unsecured, due December 31, 2010, and non-interest bearing.

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

Seasonality

Our products’ growth is subject to seasonal weather conditions.  During the winter our products are mostly dormant.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the consolidated financial statements of the Company upon adoption.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities.  The new guidance is intended to improve financial reporting by requiring additional disclosures about a company’s involvement in variable interest entities.  This new guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company adopted this guidance effective January 1, 2010, and it had no impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ending September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Entry into Material Agreements

On July 1, 2010, the Company extended two loans aggregating $3,006,500 to borrowers for potential investment in coal and bio energy projects.

The Company loaned approximately $1,403,033 to Shenzhen Qitongda Trading Company Limited in connection with their bio-energy project and $1,603,467 to Shenzhen Jin Sa Investment Development Co. Ltd. in connection with their coal mine project.

The loan periods are for 1 year, and if the projects meet certain profit targets, the loans will automatically convert into equity investments in the projects.  As of September 30, 2010, the projects had not begun substantial operations.

The agreements described above are filed as Exhibits 10.1, and 10.2 to this report, and their terms are incorporated herein by reference.

On July 1, 2010, a loan for $440,428 was made to Jian Hao Da Information Consulting Limited.  The loan is does not bear interest, is unsecured, and due December 31, 2010.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Market Development Contract, effective July 1, 2010, between the Company and Shenzhen Qitongda Trading Company Limited.*
10.2	Loan Agreement, effective July 1, 2010, between the Company and Shenzhen Jin Sa Investment Development Co. Ltd.*
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*           Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North China Horticulture, Inc.,

Date: November 22, 2010	/s/ Guang Zhao
Guang Zhao
Chief Executive Officer

Date: November 22, 2010	/s/ Guang Zhao
Guang Zhao
Chief Financial Officer