Form 10-K
period 2010-12-31
North China Horticulture, Inc.
filed 2011-05-12
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File No. 000-51263

North China Horticulture, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4650531
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

LongSheng Village, Tangshan Town, Zhengan District
Dandong City, Liaoning, P.R.China
(Address of Principal Executive Offices)

86-0415-8176321
Registrant’s telephone number, including area code)

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $1,456,455, based on 75,660 shares of common stock held by non-affiliates valued at $19.25 per share, the last known sale price of the Registrant’s common stock.

As of March 31, 2011, the registrant had 50,000,139 shares of common stock outstanding.

PRELIMINARY NOTES

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•
the “Company,” “we,” “us,” and “our” refer to the combined business of (i) North China Horticulture, Inc. or “North China” a Nevada corporation, (ii) Honour Bond Limited, or “Honour Bond,” a Hong Kong limited company and wholly-owned subsidiary of North China,  (iii) Shengzheng Zhihao Dongbo Technology Ltd., or “Dongbo Consulting,” a Chinese limited company and wholly-owned subsidiary of Honour Bond, and (iv) Dandong LongSheng Horticulture Technology Co., Ltd., or “Dandong LongSheng,” a Chinese limited company which is effectively and substantially controlled by Dongbo Consulting through a series of captive agreements, as the case may be;

•	“BVI” refers to the British Virgin Islands;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China (excluding Hong Kong and Taiwan);

•	“Renminbi” and “RMB” refer to the legal currency of China;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

In this annual report we are relying on and we refer to information and statistics regarding the agricultural sector and economy in China and that we have obtained from various cited government and institute research publications.  Much of this information is publicly available for free and has not been specifically prepared for us for use or incorporation in this annual report on Form 10-K or otherwise.  We have not independently verified such information, and you should not unduly rely upon it.

PART I

ITEM 1.  BUSINESS.

Overview and Corporate Background

North China Horticulture, Inc. (formerly known as iDcentrix, Inc.) was incorporated in the State of Nevada on January 26, 2004 under the name “iDcentrix, Inc.”  The Company was previously engaged in the acquisition and exploration of mineral properties.  This business was in the early exploration stage and was focused on the mineral exploration of a certain mining claim which was subsequently abandoned.

On January 31, 2008, iDcentrix consummated a share exchange (the “IDCX Share Exchange”) with all of the shareholders of iDcentrix, Inc., a Delaware corporation (“IDCX”), pursuant to a Share Exchange Agreement, dated January 16, 2008. Pursuant to the IDCX Share Exchange Agreement, the issued and outstanding common shares of IDCX were exchanged on a one-for-one basis for common shares of iDcentrix.  iDcentrix issued 18,762,000 shares of its Common Stock to the former shareholders of IDCX upon consummation of the IDCX Share Exchange.  As a result of the IDCX Share Exchange, IDCX became a wholly-owned subsidiary of iDcentrix, and iDcentrix continued its existence as the surviving corporation.  Further, under the terms of the IDCX Share Exchange Agreement, the Company’s current director and management prior to the IDCX Share Exchange resigned and were replaced with IDCX’s directors and new management.  The acquisition was accounted for as a reverse merger (recapitalization) with IDCX deemed to be the accounting acquirer and iDcentrix deemed to be the legal acquirer.  Following the IDCX Share Exchange, iDcentrix’s new Board of Directors and management adopted the plan of operation of IDCX and abandoned its previous plan of operation regarding the acquisition and exploration of mineral properties.  Following the IDCX Share Exchange, the Company changed its name from “Sterling Gold Corp.” to “iDcentrix, Inc.” and IDCX changed its name to “IDCX Co.”

On October 23, 2009, iDcentrix entered into a stock purchase agreement (the “Belmont Stock Purchase Agreement”) with Belmont Partners, LLC (“Belmont”), whereby Belmont purchased a controlling interest of the Company’s common stock (the “Belmont Purchase Transaction”).  Pursuant to the Belmont Stock Purchase Agreement, Joseph Meuse, a managing member of Belmont, was appointed as a member of the Company’s Board of Directors and to the offices of President and Secretary and all other Directors and officers of the Company resigned.  The Company changed its plan of business from the development and marketing of high-end security identification cards to seeking to acquire or merge with a revenue-producing company or a company with technology assets.

On April 5, 2010, the Company entered into a Common Stock Purchase Agreement (the “Tsoi Stock Purchase Agreement”) by and among Tsoi Tik Man, our former President, Secretary and a director, Belmont and the Company.  Pursuant to the terms of the Tsoi Stock Purchase Agreement, on April 5, 2010, Tsoi Tik Man acquired from Belmont a controlling interest in the Company’s Common Stock.  Pursuant to the terms of the Tsoi Stock Purchase Agreement, Joseph J. Meuse resigned and Tsoi Tik Man was named as the sole officer and director of the Company.

Acquisition of Honour Bond Limited

On July 16, 2010, we completed a reverse acquisition transaction through a share exchange with Honour Bond and its shareholders, or the Shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Honour Bond in exchange for 49,870,814 shares of our Common Stock which constituted 99.74% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition.  As a result of the reverse acquisition, Honour Bond became our wholly-owned subsidiary and the former shareholders of Honour Bond became our controlling stockholders.  The amount of consideration received by the shareholders of Honour Bond was determined on the basis of arm’s-length negotiations between Honour Bond and iDcentrix.  The share exchange transaction with Honour Bond and the Shareholders was treated as a reverse acquisition, with Honour Bond as the acquirer and North China as the acquired party.

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

From its inception until its reverse acquisition of Honour Bond, iDcentrix did not generate any revenue and was a development stage business with limited operations.  As a result of our reverse acquisition of Honour Bond, we are no longer a shell company and active business operations were revived.

Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Honour Bond and its consolidated subsidiaries.

As a result of our acquisition of Honour Bond, we now own all of the issued and outstanding capital stock of Honour Bond, which in turn owns all of the issued and outstanding capital stock of Shengzheng Zhihao Dongbo Technology Ltd. (“Dongbo Consulting”).  In addition, we effectively and substantially control Dandong LongSheng through a series of captive agreements with Dongbo Consulting.  Dandong LongSheng is principally engaged in the production of blueberry seedlings in the PRC.

Honour Bond was established in Hong Kong on January 5, 2010 to serve as an intermediate holding company.  Dongbo Consulting was established in the PRC on March 4, 2010.  Dandong LongSheng, our operating affiliate, was established in the PRC on March 13, 2008.  On March 2, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Dongbo Consulting by Honour Bond, a Hong Kong entity.

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

The foregoing description of the terms of the Exclusive Technical Consulting and Service Agreement, the Call Option and Cooperation Agreement, the Power of Attorney and the Equity Pledge Agreement is qualified in its entirety by reference to the provisions of the agreements incorporated by reference as Exhibits 10.5, 10.6, 10.12 and 10.7 to this report, respectively, which are incorporated by reference herein.

See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for further information on our contractual arrangements with these parties.

Name Change

On August 25, 2010, the Company amended its articles of incorporation to change its name to “North China Horticulture, Inc.”

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries and controlled affiliate.  The chart below presents our corporate structure:

Our Industry:

The following industry information has been obtained from various market research reports and publicly available sources. We believe this information to be current and reliable. However, we have not independently verified such information, and you should not unduly rely upon it.

Blueberries are flowering plants of the genus Vaccinium.  Blueberries are either consumed fresh, frozen or processed into food products.  China has historically not been a major producer or consumer of blueberries.  In recent years, Chinese farmers have begun to cultivate blueberries in earnest due to the high price that can be commanded in the market.  Research demonstrating the health benefits associated with blueberry consumption has been followed by increasing global demand and production.

In the U.S. market, the two largest uses for blueberries are baked goods and non-alcoholic beverages.  The following table provides a breakdown of U.S. blueberry processing usage:

There are more than 400 varieties of blueberries in the world with over 200 in China.  Concurrent with increased awareness of health benefits of blueberry consumption, global production has recently increased rapidly driven by robust demand.  In 2008, global production reached roughly 0.33 million tons.  Worldwide blueberry acreage has more than doubled in the past twelve years, from 62,800 acres in 1997 to approximately 145,000 acres in 2009. The majority of that growth came from the western hemisphere, with 50,200 additional acres in South America and 32,000 more acres in North America, primarily in the U.S. and British Columbia.

Total Global Production:

Increased planted acreage has resulted in increased output.  It is anticipated that global blueberry production will nearly quadruple from 2005 levels to over 1.2B lbs by 2012.  North and South America will be major drivers, and production in China is also anticipated to see explosive growth.

Demand:

Blueberry consumption has been increasing over the past 10 years.  In the United States market, consumption has increased 47% from 13 ounces per capita in 1995, to 19 ounces in 2008.   It is estimated that that the global demand for blueberries in 2010 may be as high as 450,000 MMT.  Japan is Asia’s largest importer of blueberries, and currently only produces 7% of its yearly consumption.  Japan currently imports 10 to 14 million tons of U.S.-grown blueberries annually and is expected to become the largest importer of Chinese blueberries in the near future.

The China Blueberry Market:

China’s domestic blueberry industry is in an early stage of development.  There were an estimated 400 to 600 hectares of blueberry fields under cultivation in 2007, located primarily in Jilin, Liaoning and Shandong Provinces.   Due to foreign and domestic investment in blueberry production and government promotion of the industry, the area under cultivation is expected to reach 17,200 hectares by the end of 2010.

Prior to 2004, the Chinese blueberry export market was almost nonexistent.  In 2003, the U.S. imported no blueberries from China.  By 2008, the U.S. was importing 265,000 pounds of Chinese-grown blueberries.  This figure is expected to increase as China continues to increase production of processed blueberries.

The following table provides a breakdown of the blueberry varieties currently produced in China:

Currently the vast majority of China’s blueberries are exported in either frozen or fresh form.  In 2007, domestic consumption accounted for 10% of China’s blueberry production.  As production costs are reduced and supply increases, China can be expected to dramatically increase its domestic consumption of blueberries.

PRC Macroeconomic Drivers:

China’s economic development has been rapid over the past decade:

Along with GDP growth, both urban and rural disposable income per capita have also increased:

As Chinese citizens grow wealthier, we believe they will be more likely to increase their purchases of healthy foods such as blueberries and blueberry products.  With approximately a quarter of the world’s population, China represents a key growth driver for the global fruit food market.  Although China is the largest producer of apples, third largest producer of oranges, and one of the top producers of pears and peaches in the world, per capita fruit juice consumption in China is currently well below that of major developed countries. We believe that improved living standards and growing household disposable income have led to greater health awareness among the population.

Our Competitive Advantages

We believe that our success to date and potential for future growth can be attributed to the following factors:

•
High-Value Plants and Superior Varietals - We produce premium specialty seedlings that yield fruit with high nutrient concentration, potential health benefits and a delicious flavor. Our blueberries are positioned in the high-end market as a premium healthy food.  We specialize in several varietals bred in particular for their high yields, hardiness and quality fruit.

•
Modern Horticulture Techniques – Our technical know-how allows us to produce blueberry seedlings at greater efficiencies than most of our competitors.  Our seedling survival to maturity rate is higher than that of most of our competitors and we are able to cultivate seedlings to saleable maturity in four months, more than a year and a half faster than local farmers.  Our cooperation with the Agriculture Department of Dalian University allows us excellent access to the latest and best growing technology.

•	Geographic Advantage – We are located in Northern China, where the colder climate and soil conditions are well-suited to the high-end varietals of blueberries we cultivate.

•	Experienced Management – Our management team has significant experience in the agriculture, food and beverage industries.

Our Growth Strategy

As a premium specialty agricultural products company in China, we believe we are well positioned to capitalize on future industry growth in China.  We are dedicated to providing seedlings that produce healthy and nutritional premium blueberries. We will implement the following strategies to take advantage of growth opportunities:

•	Increase production capacity: Production of seedlings is a scalable business. We intend to increase production capacity of seedlings to meet the increasing global and local demand for blueberries.

•
Produce downstream products: We believe there is ample opportunity for us to cultivate blueberry plants to fruition.  We plan on expanding into the fresh and frozen blueberry business.  Our management has experience in the processed food and beverage industries and plans to leverage that experience in the future to produce lines of blueberry beverages and food products.

•
Further expand our distribution network to increase the presence of our products throughout the PRC. Our current sales depend heavily on our regional distribution. To support our rapid growth in sales, we plan to further expand our distribution network.

Our Products:

Our products consist of blueberry seedlings of sizes ranging from 2 inches to 8 inches tall.  We sell a variety of blueberry seedlings, including the following varietals: Vaccinium, V. ugilinosum and V. vitis-idaea.  The images below show the cultivation of blueberry seedlings in our greenhouse facilities.

Raw Materials

The principal raw material used in our production is the blueberry seedlings, but our raw materials also include the supplementary materials applied to facilitate seedling growth such as fertilizer. The majority of our raw materials are purchased in our local area.  The table below details our major raw material suppliers in 2010:

		Percentage
		of seedlings
Top Suppliers	Amount ($)	Purchased
Dandong Beilin Trading Co., Ltd	1,214,208	59%
Dandong Shengyuan Agricultural Co., Ltd	435,613	21%
Changchun Senyuan Fertilizer Co. ,Ltd	191,839	9%
Total	1,841,660	89%

Sales Channels

We have a sales staff dedicated to generating sales as well as attending sales fairs and trade shows.  Our sales staff is compensated on a salary plus commission basis.  Our customers often seek us out directly as we are well known in the industry as a high quality provider of blueberry seedlings.  Customers are responsible for all costs associated with product pickup and transport arrangements.  In 2008, we sold all of our products to a related party, Yichun Lindu Shanyeguo Development Company, but we have since made efforts to diversify our sales channels.  In 2010, our top six customers accounted for 78% of our total sales.  The table below details our top customers in 2010:

Customer	Amount ($)	Percentage
Nanjing Forestry University Science and technology Development Co., Ltd	1,163,375	17%
Qingan County Qingan Town Ji’an Committee	1,173,357	17%
Qingan County Qinlao Town Qinpu Committee	912,006	13%
Qingan County Qinlao Town Qinlao Committee	733,832	11%
Qingan County Qinlao Town Qinfa Committee	715,539	10%
Qingan County Qinlao Town Qinfu Committee	695,726	10%
	5,393,835	78%

Employees

We currently employ a staff of approximately 208 employees. We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities for our operations in the PRC.  According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees and to pay them no less than the local minimum wage.

Department	Staff
Management	5
Administration	13
Accounting	7
Sales	3
Greenhouse Farmers	180
Total	208

Intellectual Property Rights

We protect our intellectual property primarily by maintaining strict control over our production processes.  In addition, for each project, only the personnel associated with the project have access to the related intellectual property.  Access to proprietary data is limited to authorized personnel to prevent unintended disclosure or otherwise using our intellectual property without proper authorization.  We will continue to take steps to protect our intellectual property rights.

Competition

Competition in the industry is fierce and we face both domestic and international competition.  We compete with several growers in Northeast China including at least one other publicly-listed Chinese blueberry producer and distributor with production facilities in Jilin province.  We also face export competition from well-established companies located in major blueberry-exporting countries such as Canada, the United States, and Chile.  Many of these companies have larger organizations and are substantially better capitalized than the Company.

Regulation

Because our principal operating affiliate, Dandong LongSheng, is located in the PRC, our business is regulated by the national and local laws of the PRC. We believe our conduct of business complies with existing PRC laws, rules and regulations.

The PRC government has decreed that agricultural entities in China are not required to pay income tax.  While Dandong LongSheng should not be subject to enterprise income tax because of the nature of its business operations, Dongbo Consulting will be required to pay enterprise income tax with respect to its consulting fees received from Dandong LongSheng.

General Regulation of Businesses

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time, for our operations in the PRC.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations.]

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Regulation of Income Taxes

On April 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The New EIT Law and its implementing rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Doing Business in China – Under the New EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

As all of our operations are conducted in China, according to the PRC’s new Enterprise Income Tax, we are exempt from paying income taxes because we operate our business in the agriculture industry, which the government encourages and offers special incentives. We benefited from the tax exemption in both 2010 and 2009.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Dongbo Consulting is considered a FIE and is directly held by our subsidiary Honour Bond in Hong Kong.  According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by a FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax.  We expect that such 5% withholding tax will apply to dividends paid to Honour Bond by Dongbo Consulting, but this treatment will depend on our status as a non-resident enterprise.

Environmental Matters

Our greenhouse facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities.  We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Insurance

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under “Risk Factors – Risks Related to Our Business – We do not carry business interruption or other insurance, so we have to bear losses ourselves.”

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We have a short operating history.

We were founded in March 2008.  We may not succeed in implementing our business plan successfully because of competition from domestic and foreign market entrants, failure of the market to accept our products, or other reasons. Therefore, you should not place undue reliance on our past performance as it may not be indicative of our future results.

We face risks related to general domestic and global economic conditions and to the current credit crisis.

Our current operating cash flows currently provide us with stable funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the PRC economy, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, as demand for our products and services may decrease from a slow-down in the general economy, or supplier or customer disruptions may result from tighter credit markets.

Our business is subject to the health of the PRC economy and our growth may be inhibited by the inability of potential customers to fund purchases of our products.

Our products are dependent on the continued growth of agriculture in the PRC.  There is no guarantee that the PRC will continue to invest in agriculture.

In order to grow at the pace expected by management, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies, which includes identifying suitable points of market entry for expansion growing the number of points of sale for our products, so as to enhance our product offerings and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business during the period. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis.

We sometimes extend credit to our customers.  Failure to collect the trade receivables or untimely collection could affect our liquidity.

We extend credit to some of our customers while generally requiring no collateral.  Generally, our customers will pay within the credit period.  Sometimes, due to liquidity of customers, a small portion of the payment will be paid in the extended credit period. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected. We believe that we will be able to collect current amounts due from our customers.

If the suppliers from whom we source our raw materials fail to perform their contractual obligations, our ability to provide products to our customers, as well as our ability to obtain future business, may be harmed.

 We have concentration risk in our supply chain as we have recently sourced 59% of our raw materials from one supplier in the year ended December 31, 2010.  Should we encounter problems with the quality of products or their availability we may be forced to source seedlings and other raw materials from other suppliers, which could adversely affect our profit margins.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel.  In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Guang Zhao.  There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

We do not carry business interruption or other insurance, so we have to bear losses ourselves.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim again a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

•	variations in the price of blueberry seedlings;

•	changes in the general competitive and economic conditions; and

•	delays in, or uneven timing in the delivery of, customer orders.

Period to period comparisons of our results should not be relied on as indications of future performance.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on a combination of trade secret laws and confidentiality procedures to protect the technological know-how that comprise much of our intellectual property. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our employment agreements, and agreements with them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us.  Our employees are also required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property.

A successful challenge to the ownership of our intellectual property could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization.  If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all.  Litigation could be costly and time-consuming but may be necessary to defend against infringement claims.

Our business may be subject to seasonal and cyclical fluctuations in sales.

We may experience seasonal fluctuations in our revenue in the PRC.  Moreover, our revenues are usually higher in the second and third fiscal quarters due to seasonal purchases.

Adverse weather conditions could damage our seedlings, which could have a negative effect on our revenues.

Blueberry seedlings are affected by natural disasters such as floods, drought, hail, tornadoes and earthquakes. If seedlings are damaged from adverse weather conditions, this would have a negative effect on our revenues.   We may experience floods occasionally since Dandong (where our production base located) is located beside the Yalu River. A serious flood raged in North-East China in the third quarter of 2010 destroying hundreds of thousands of people’s homes and led to the destruction of millions of dollars’ worth of crops. During the flood, the Company lost thousands of products raised in greenhouses and farm chemicals kept in storehouses which amounted to $449,702.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of our internal controls over financial reporting. We reported certain material weaknesses involving control activities, specifically:

Although we have hired additional accounting and operations personnel, we are still in the progress of developing proper financial reporting procedures and policies for (i) accounting for complex and non-routine transactions, (ii) closing our financial statements at the end of a period, (iii) disclosure requirements and processes for SEC reporting.

RISKS RELATING TO THE VIE AGREEMENTS

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Dongbo Consulting provides support and consulting service to Dandong LongSheng pursuant to the VIE Agreements.  Almost all economic benefits and risks arising from Dandong LongSheng’s operations are transferred to Dongbo Consulting under these agreements.  Details of the VIE Agreements are set out in “Item 1.  BUSINESS – Contractual Arrangements with our Controlled Affiliate and its Shareholder” above.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;

•	discontinuing or restricting the operations of Dandong LongSheng or Dongbo Consulting;

•	imposing conditions or requirements in respect of the VIE Agreements with which Dandong LongSheng or Dongbo Consulting may not be able to comply;

•	requiring our company to restructure the relevant ownership structure or operations;

•	taking other regulatory or enforcement actions that could adversely affect our company’s business; and

•	revoking the business licenses and/or the licenses or certificates of Dongbo Consulting, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Dandong LongSheng, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to control Dandong LongSheng under the VIE Agreements may not be as effective as direct ownership.

We conduct our blueberry horticulture business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Dandong LongSheng.  However, the VIE Agreements may not be as effective in providing us with control over Dandong LongSheng as direct ownership.  The VIE Agreements do not provide us with day-to-day control over the operations of Dandong LongSheng.  Under the current VIE arrangements, as a legal matter, if Dandong LongSheng fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Dandong LongSheng, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

Our failure to perform our obligations under the VIE Agreements could give Dandong LongSheng the right to cease performance under or terminate the VIE Agreements and thereby deprive us of the economic benefit of the VIE Agreements.

Under the terms of the VIE Agreements, our subsidiary Dongbo Consulting is required to provide extensive technical support and consulting services to Dandong LongSheng, and to offer necessary financial support to Dandong LongSheng with respect to any losses or capital requirements to the extent permitted by law.  If we are unable to, or for any other reason fail to perform our obligations as required under the VIE Agreements, Dandong LongSheng may have the legal right to cease performance under or terminate the VIE Agreements.  In such case, we may no longer be entitled to payment of Dandong LongSheng’s net income after taxes and we could lose the entire economic benefit derived from our controlled affiliate Dandong LongSheng from which we derive all of our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through the jurisdiction of courts in the PRC.  If Dandong LongSheng or its shareholder fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Dandong LongSheng or its shareholder to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability, or cause other adverse financial consequences.

Our Shareholders have potential conflicts of interest with our company which may adversely affect our business.

Guang Zhao is our Chief Executive Officer, Chief Financial Officer and Chairman nominee, and is also the sole shareholder of Dandong LongSheng.  There could be conflicts that arise from time to time between our interests and the interests of Mr. Zhao.  There could also be conflicts that arise between us and Dandong LongSheng that would require our shareholders and Dandong LongSheng’s shareholder to vote on corporate actions necessary to resolve the conflict.  There can be no assurance in any such circumstances that Mr. Zhao will vote his shares in our best interest or otherwise act in the best interests of our company.  If Mr. Zhao fails to act in our best interests, our operating performance and future growth could be adversely affected.

We rely on the approval certificates and business license held by Dongbo Consulting and any deterioration of the relationship between Dongbo Consulting and Dandong LongSheng could materially and adversely affect our business operations.

We operate our blueberry horticulture business in China on the basis of the approval certificates, business license and other requisite licenses held by Dongbo Consulting and Dandong LongSheng.  There is no assurance that Dongbo Consulting and Dandong LongSheng will be able to renew their licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with Dandong LongSheng is governed by the VIE Agreements that are intended to provide us with effective control over the business operations of Dandong LongSheng.  However, the VIE Agreements may not be effective in providing control over the application for and maintenance of the licenses required for our business operations.  Dandong LongSheng could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputations and business could be severely harmed.

If Dongbo Consulting exercises the purchase option it holds over Dandong LongSheng’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, Dandong LongSheng’s shareholder has granted Dongbo Consulting an option for the maximum period of time permitted by law to purchase all of the equity interest in Dandong LongSheng at a price equal to its net asset value at the time of purchase, unless applicable PRC laws and regulations require an appraisal of the equity interest or stipulate other restrictions regarding the purchase price of the equity interest.  Dandong LongSheng’s shareholder also undertook under the VIE Agreements to confer on Dandong LongSheng all the gains from the transfer price after deducting the net asset value corresponding to such equity interest.  As Dandong LongSheng is already our contractually controlled affiliate, Dongbo Consulting’s exercising of the option would not bring immediate benefits to our company, and payment of the purchase prices could adversely affect our financial position.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China's political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and affiliate in the PRC.  Our principal operating subsidiary and affiliate, Dongbo Consulting and Dandong LongSheng, respectively, are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.  As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations, subsidiary and affiliate.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company, but Honour Bond is a Hong Kong company, and our principal operating affiliate and subsidiary, Dandong LongSheng and Dongbo Consulting, respectively, are located in the PRC.  Most of our assets are located outside the United States and most of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States.  A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by Dongbo Consulting, our PRC subsidiary.  PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital.  Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.  Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the New EIT Law effective on January 1, 2008, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

As all of our operations are conducted in China, according to the PRC’s new Enterprise Income Tax, we are exempt from paying income taxes because we operate our business in the agriculture industry, which the government encourages and offers special incentives. We benefited from the tax exemption in both 2010 and 2009.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make the majority of our sales in China. PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training.   As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with Commission rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the interdealer electronic quotation and trading system maintained by OTC Markets Group, Inc., which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on over the counter bulletin board (the “OTCBB”).  The OTCBB is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ.  The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We plan to list our common stock as soon as practicable.  However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Provisions in our Articles of Incorporation and Bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Nevada corporate law and our Articles of Incorporation and Bylaws contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

•
deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

•	require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

•	allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur.  Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our controlling stockholder holds a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without its approval.

Mr. Guang Zhao, as the sole director and shareholder of China Blueberry Holdings Limited, is the beneficial owner of approximately 57.9% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to elect a majority of our board of directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  PROPERTIES.

We do not own any properties. The following describes our leasing arrangements.

Our facilities are located in Dandong city, Liaoning Province. We lease a total of 42 greenhouses from local farmers. In total, the area covered by the greenhouses is more than 27,000 square meters. The greenhouses are equipped with heaters to maintain optimal growing temperatures in the winter. Each greenhouse has a capacity to plant 500,000 blueberry seedlings.  The greenhouses are leased under state laws, and under a cooperative agreement both parties have agreed on a contract for five years, payable annually. The lease does not include any necessary equipment for growing seedlings. Water and electricity are also to be paid for by the leasing party. The greenhouse must be structurally sound and be able to facilitate a proper growing environment. The tenant is responsible for maintenance of the greenhouse and compensation payments for any damages that may occur, barring any unusual damages. The leasing party has proprietary rights to the equipment during and after the lease period.  Both firms will face monetary penalty for any cancellation of contracts. After the expiration of the contract, the currently leasing party has priority in further contracting.  The leases are made under the name of Guang Zhao, the company’s CEO and Chairman.

Our Facilities:

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the OTC Bulletin Board under the ticker symbol “IDCX” The following table sets forth the range of high and low closing prices for our common stock for each full quarterly period during each of the past two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Prices
	High Bid	Low Bid
Year ended December 31, 2010
Fourth Quarter	$4.00	$1.20
Third Quarter	9.00	4.50
Second Quarter	19.88	4.26
First Quarter	3.69	2.02

Year ended December 31, 2009
Fourth Quarter	$3.55	$1.70
Third Quarter	11.36	1.56
Second Quarter	15.62	5.68
First Quarter	34.08	2.00

(1)    The above tables set forth the range of high and low closing prices per share of our common stock as reported by Business Week for the periods indicated.

Holders

As of December 31, 2010, there were 76 shareholders of record of our common stock.

Dividends

In the past, we have not distributed earnings to shareholders.  Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Substantially all of our revenues are earned by Dandong LongSheng or Dongbo Consulting, our PRC affiliate and subsidiary, respectively. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item 5 with respect to Equity Compensation Plans is set forth in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, contained in this Annual Report and incorporated herein by reference.

Recent Sales of Unregistered Securities

Not applicable.

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

As a result of our acquisition of Honour Bond, we now own all of the issued and outstanding capital stock of Honour Bond, which in turn owns all of the issued and outstanding capital stock of ShengzhengZhihaoDongbo Technology Ltd., a Chinese limited company (“Dongbo Consulting”).  In addition, we effectively and substantially control Dandong LongSheng Horticulture Technology Co., Ltd., a Chinese limited company (“Dandong LongSheng”), through a series of captive agreements with Dongbo Consulting.  Dandong LongSheng is principally engaged in the production of blueberry seedlings in the PRC.

Honour Bond was established in Hong Kong on January 5, 2010 to serve as an intermediate holding company.  Dongbo Consulting was established in China on March 4, 2010.

Dandong LongSheng was founded in March of 2008 in the People’s Republic of China to meet the strict supply chain demands of the food and beverage industry for quality high-end agricultural products.  Our offices and growing facilities are located in and around the city of Dandong in Liaoning Province.  Our products consist of a number of blueberry seedling varietals.  Currently, we have the capacity to grow approximately nine million seedlings per year in our 42 greenhouses on six acres of growing facilities.  We sell our seedlings to a number of agricultural enterprises throughout northern China, who then replant them and cultivate them to maturity in blueberry farms.

Our unique cultivation techniques allow us to produce multiple semi-mature blueberry plants from seedlings at far higher efficiencies, survival rates and in shorter periods of time than many of our competitors, contributing to our strong gross margins.  We currently employ approximately 208 individuals.

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

The VIE Agreements with our Chinese affiliate and its shareholder, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership.  In addition, these arrangements may be difficult and costly to enforce under PRC law.  Furthermore, our failure to perform our obligations under the VIE Agreements could give Dandong LongSheng the right to cease performance under or terminate the VIE Agreements and thereby deprive us of the economic benefit of the VIE Agreements from which we derive all of our revenues.  See “Item 1. Risk Factors - Risks Relating to the VIE Agreements” of this report.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Fiscal Years Ended December 31, 2010 and 2009

The following tables set forth key components of our results of operations during the years ended December 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$5,892,118	100%	$5,008,712	100%
Cost of sales	(1,381,173)	(23)%	(1,297,480)	(26)%
Gross profit	4,510,945	77%	3,711,232	74%
Selling, General and Administrative Expenses	(468,734)	(8)%	(332,844)	(7)%
Loss from flood	(449,702)	(8)%	-	-
Compensation to former officer	-	-	(2,471,127)	(49)%
Operating Income	3,592,509	61%	907,261	18%
Other income(Expense)	(320,010)	(5)%	(248,506)	(5)%
Income Before Income Taxes	3,272,499	56%	658,755	13%
Income taxes	-	-	-	-
Net income	$3,272,499	56%	$658,755	13%

Net Sales and Cost of Sales

Our net sales increased 18% to $5,892,118 in the years ended December 31, 2010 from $5,008,712 in 2009. The cost of goods sold per sales ratio changed from 26% to 23% in the year ended December 31, 2010.

The increasing of the net sales was mainly attributed to the enhancement of the market recognition of the products of the Company and the expansion of the market. Through years of cultivating the products of the Company, our clients recognized the quality characteristics such as high survival ratio, and this enhanced the cooperation with the Company. Moreover, most of the maturity seeding plants we sold in first quarter of 2010 were aged over 1 or 2 years, with a price twice as typical, and in the second half of 2010, the unit price of our products increased 10% which was driven by a higher Chinese CPI.

Decreasing cost of goods sold per sales ratio in year 2010 was mainly due to the improvement of the reproduction skills in 2010.

Gross Profit and Gross Margin

Our gross profit increased 21.5% to $4,510,945 in the year ended December 31, 2010 from $3,711,232 in 2009. Gross profit as a percentage of net revenue was 77% and 74% for the years ended December 31, 2010 and 2009, respectively.

The increasing of gross profit and gross margin was driven by the increase of the net sales and decrease of the cost of sales which was discussed above.

Also, we experimentally implemented a secondary reproduction method to the selected reproduced seeding plants in the first half year of 2010, which caused the sharp increase of the gross margin. We didn’t continue apply the secondary reproduction method in the second half of 2010, because the production period of the method last too long (about 8 to 10 months) which hurt our safe inventories volume kept for sales,  and the method of production occupies a lot of greenhouse space and manpower.

Management believes next year’s gross margin will be slightly lower than the current year based on the forecast of management.

Selling, General and Administrative Expenses

Our selling, general and administration expenses increased 40.8% to $468,734 in the year ended December 31, 2010 from $332,844 in 2009.  The increase is mainy due to the increase of travelling and payroll in 2010, from $6,445 and $29,843 to $103,262 and $84,709, respectively. In 2010, market expansion caused more travelling acitivities. Beside, we increased the payroll of management and put more manpower into the seeding base to fullfill the market need in 2010.

Loss from flood

A serious flood raged in North-East China in the third quarter of 2010, destroying hundreds of thousands of people’s homes and led to the destruction of millions of dollars’ worth of crops in the region. During the flood, the Company lost inventory raised in greenhouses and farm chemicals kept in storage which amounted to $449,702 in losses.

Compensation to former officer

In 2009 $2,471,127 in compensation was paid to Yunhe Wang, the former chief executive officer of Dandong LongSheng. Yunhe Wang was replaced by Guang Zhao in 2009, and therefore did not receive compensation in 2010.

Other Income (Expenses)

Our other expenses increased 28.8%, from $248,506 in the year ended December 31, 2009 to $320,010 in 2010, This increase was mainly due to merger expenses in the third quarter in 2010. In 2010, the Company initiated acquisition transactions with iDcentrix, Inc., which resulted in high merger related expenses.

Income before Income Taxes

Our income before income taxes increased 396.8%, to $3,272,499 in the year ended December 31, 2010 from $658,755 in 2009.  This change was partially due to the increase of sales in 2010, and mainly due to the compensation to an officer  amounted of $2,471,127  in 2009.

Income Taxes

As our operations are conducted in China, according to the PRC’s new Enterprise Income Tax, we are exempt from paying income taxes because we operate our business in the agriculture industry, which the government encourages and offers special incentives. We benefited from the tax exemption in both 2010 and 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $240,719, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended
	December 31,
	2010	2009
Net cash provided by operating activities	$4,920,594	$577,818
Net cash used in investing activities	(4,126,125)	(1,566)
Net cash used in financing activities	(583,966)	(1,045,797)
Effects of Exchange Rate Change in Cash	18,916	943
Net Increase (Decrease) in Cash and Cash Equivalents	229,419	(468,602)
Cash and Cash Equivalent at Beginning of the Year	11,300	479,902
Cash and Cash Equivalent at End of the Year	240,719	11,300

Operating activities

Net cash provided by operating activities was $4,920,5941for the year ended December 31, 2010, as compared to $577,818 for the year in 2009. The change is attributable to the increase of net income for current period.

Investing activities

Net cash used in investing activities for the year ended December 31, 2010 was $4,126,125, as compared to $1,566 during the year of 2009. The change is attributable to receivable from unaffiliated entities which had an outstanding balance of $3,143,307 as of December 31, 2010.

Financing activities

Net cash used in financing activities for the year ended December 31, 2010 was $583,966 due to the repayment of amounts due to related parties compared to $1,162,741 paid to related parties in 2009, slightly lower than that of 2009.

Receivable from unaffiliated entities

In May 2010, the Company made advances totaling approximately $4,129,115 (RMB 27,950,000) to four unaffiliated entities.  The advances were initially made in anticipation of being equity investments.  In November, 2010, the Company reached agreements with these entities for the return of these funds, to be repaid to the Company in various amounts through September 2011.  The receivables are unsecured, non-interest bearing, and any unpaid principal is due in full on September 30, 2011

One advance for approximately $435,810 (RMB 2,950,000) was repaid in full in December 2010.  An aggregate of approximately $623,000 (RMB 4,217,080) was repaid on the other three advances during 2010.  At December 31, 2010, the aggregate outstanding balance was approximately $3,143,307 (RMB 20,782,920), including an exchange gain of approximately $73,000.  The advances are unsecured, non-interest bearing, due in various installments, and any unpaid principal is due in full on September 30, 2011.  Repayment of the advances is guaranteed by an unrelated commercial finance company.

Receivable from unaffiliated entities are reviewed periodically as to whether their carrying value has become impaired.  The Company considers the assets to be impaired if the collectability of the balances becomes doubtful.  Based upon management’s assessment at December 31, 2010, there was no allowance necessary for potential uncollectible receivables.  At December 31, 2009, there were no receivable from unaffiliated entities.

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

Recent Accounting Pronouncements

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplemental Data.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this Report and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Guang Zhao, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, our management concluded that as of December 31, 2010, our internal control over financial reporting was not effective because of the material weaknesses described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the Company’s internal control over financial reporting as of December 31, 2010, our management concluded that our internal control over financial reporting was subject to the following material weaknesses:

Although we have hired additional accounting and operations personnel, we are still in the progress of developing proper financial reporting procedures and policies for (i) accounting for complex and non-routine transactions, (ii) closing our financial statements at the end of a period, (iii) disclosure requirements and processes for SEC reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

 (c) Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information Regarding Directors and Executive Officers

The following table sets forth, as of December 31, 2010, the name, age, position and term of office for each executive officer and Director of the Company.

NAME	AGE	POSITION
Guang Zhao	41	CEO, CFO and Director

* Our executive officers and Directors serve until death, removal or resignation or until their successors have been duly elected and have qualified.

Information regarding the business backgrounds of our directors and executive officers is set forth below.

Guang Zhao Mr. Zhao has served as the Company’s Chief Executive Officer and Chief Financial Officer since July 16, 2010 and as the Company’s sole director since August, 2010.  Mr. Zhao has served as Dandong LongSheng’s Chairman since March 2010 Mr. Zhao graduated in 1988 from Tianjin Nankai Cuisine College and holds a Brewing Engineering Certificate. Mr. Zhao has extensive management experience as: Director of Qingan Xueyuan Beverage Co., Ltd from 1990 to 1992, Director of Yichun City Wuyin Zone Beverage Co., Ltd from 1992 to 1996, Chairman of the Board of Yichun City Xueyuan Beverage Co., Ltd since 1996, Chairman of the Board of Xingan Xueyuan Beverage Co., Ltd since 2004, and Chairman of the Board of Yichun Forest Wild Fruit Development Co., Ltd since 2006.

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

Code of Ethics

Due to the fact the operating company has only recently become a public company it has not yet formally adopted a code of ethics.

Committees of the Board of Directors

The Company currently does not have formal board committees.

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in fiscal year 2010.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth information with respect to compensation paid by the Company to its officers during the two most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any, payable for the fiscal years ending December 31, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)	Other ($)		Total ($)
Guang Zhao, Chief Executive Officer, Chief Financial Officer and Director	2010(2)	3,540	0		0	0		0
	2009(2)	0	0		0	73,200	(3)	73,200	(3)
Tsoi Tik Man, former President and Director	2010(6)	0	0		0	0		0
Yunhe Wang,	2010(2)	0	0		0	0		0
former Chief Executive Officer of Dandong LongSheng	2009(2)	0	2,471,127	(4)	0	0		2,471,127	(4)
Joseph Meuse, former President	2010	0	0		0	0		0
	2009	0	0		0	0		0
Francine Dubois, former Chief Executive Officer	2010(5)	20,625	28,398		0	0		49,023
	2009(5)	137,697	30,625		74,688	0		243,010

(1)
On July 16, 2010, we acquired Honour Bond in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Guang Zhao became our Chief Executive Officer and Chief Financial Officer.  Prior to the effective date of the reverse acquisition, Tik Man Tsoi, Joseph Meuse and Francine Dubois served as former Presidents or CEOs of the Company.

(2)	Represents compensation paid for the years ended December 31, 2008 and 2009.
(3)	Represents the amounts Mr. Zhao received from Dandong LongSheng as dividend payments prior to the consummation of the reverse acquisition.
(4)
Mr. Wang served as the Chief Executive Officer of Dandong LongSheng from March 2008 until March 2010.  Represents the amounts Mr. Wang received from Dandong LongSheng as a bonus payment prior to the consummation of the reverse acquisition.

(5)	Represents compensation paid for the years ended January 31, 2009 and 2010.
(6)	Mr. Tsoi was the President and Secretary of the Company from April 2010 to July 16, 2010.

Summary of Employment Agreements and Material Terms

Prior to our reverse acquisition of Honour Bond, Dandong LongSheng, our operating affiliate was a private limited company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders.

Other than the salary and necessary social benefits required by the government, we currently do not provide other benefits to the officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2010, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we may compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2010 and currently no compensation arrangements are in place for the compensation of directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2010 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, LongSheng Village, Tangshan Town, Zhengan District, Dandong City, Liaoning, People’s Republic of China.  Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of December 31, 2010 based upon 50,000,131 shares of common stock outstanding.

Name and Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership		Percent Common Stock

Guang Zhao	Chief Executive Officer, Chief Financial Officer and Chairman nominee	28,954,026	(1)	57.9%

Tsoi Tik Man Rm 1903, 19/F, Hing Yip COMM Centre, No. 272 Des Voeux Rd, Central, Hong Kong	Former President and Director	2,575,302	(2)	5.2%

Joseph Meuse 360 Main Street PO Box 393 Washington, Virginia 22747	Former President	1,635,093	(3)	3.3%

Francine Dubois	Former Chief Executive Officer	0		0%

All officers and directors as a group (4 persons named above)		33,914,421		67.8%

China Blueberry Holdings Limited Akara Bldg., 24 De Castro Street, Wickhams Cay 1, Road Town Tortola, British Virgin Islands		28,954,026	(1)	57.9%

Advanced Dragon Investments Limited Quastisky Building, P.O. Box 4389 Road Town, Tortola British Virgin Islands		9,984,147		20.0%

Glory Come Holdings Limited Room 801-802, Lee Kar Building 4 Carnarvon Road, Tsimshatsui Kowloon, Hong Kong		4,992,073		10.0%

* Less than 1%
- N/A

(1)           Mr. Guang Zhao is the indirect owner of 28,954,026 shares of the Company’s Common Stock by reason of his control of China Blueberry Holdings Limited, a company in which he owns all of its outstanding capital stock.

(2)           2,446,116 of such shares are owned by Diamond Award Limited, a company owned and controlled by Mr. Tsoi.

(3)           Immediately following the closing of the reverse acquisition of Honour Bond, Mr. Meuse, a former shareholder of Honour Bond, cancelled 110,944 of the shares issued to him in connection with the transaction.

Equity Compensation Plan Information

Equity Compensation Plan Information Table

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	11,154,000
Total	-	-	11,154,000

The Company’s predecessor business had two stock option plans providing for equity grants to certain directors, employees and consultants of the Company and its subsidiaries:

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

2005 Nonqualified Stock Option Plan

The 2005 Plan is registered on Form S-8, Registration No. 333-126739, and authorizes the issuance of stock options to officers, directors, employees and consultants for services rendered to the Company. The Board of Directors is vested with the power to determine the terms and conditions of the options (e.g., the number of options subject to a grant and the exercise price of the options granted). The plan covers 10,000,000 shares of our common stock.  As of the date hereof, no options had been granted, and there are no options outstanding, under this plan.

The 2007 Equity Participation Plan of IDCX

The 2007 Equity Participation Plan of iDcentrix, Inc., effective May 1, 2007, as amended (the “2007 Plan”), provides for awards in respect of up to 3,400,000 shares of common stock in the form of stock options, as well as restricted stock, performance, dividend equivalent or stock payment awards. iDcentrix assumed the 2007 Plan and all agreements entered into thereunder in connection with the Share Exchange with IDCX. Employees, independent directors and consultants selected by the committee are eligible to receive awards under the 2007 Plan.  Incentive stock options, however, may only be granted to employees and no more than 500,000 shares may be subject to incentive stock options.  A participant may not receive awards in respect of more than 2,000,000 shares, in the aggregate, in one year. As of December 31, 2010, 1,154,000 shares remained available for grant under the 2007 Plan.  As of the date hereof, there are no stock options or other equity award compensation outstanding under this plan.

On October 21, 2009, Francine DuBois, Bruce Morris, Michael Harris, and Paul Gifford cumulatively authorized the return of 322,000 common stock shares to the Company’s treasury that were previously issued pursuant to the Company’s Equity Compensation Plan and Restricted Stock and Compensation Agreements between the Company and these individuals.  These shares were cancelled.  As of December 31, 2010, the Company has no equity award compensation outstanding pursuant to the change of the business plan.

Do to the fact the previous plans were approved by former management, put into place prior to a reverse stock split, and no awards are currently outstanding under these plans, the Company has abandoned the plans and will not use them.  In the future the Company may decide to put into place a new plan, but at this time the Company does not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2008 year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On April 5, 2010, the Company entered into a Common Stock Purchase Agreement (the “Tsoi Stock Purchase Agreement”) by and among Tsoi Tik Man, Belmont Partners, LLC and the Company.  Pursuant to the terms of the Tsoi Stock Purchase Agreement, on April 5, 2010, Tsoi Tik Man acquired from Belmont approximately 53.8% of the Company’s outstanding Common Stock.  In consideration for the sale of the Purchased Stock, Tsoi Tik man paid Belmont $300,000 and the Company agreed to issue to Belmont shares of its common stock such that Belmont would own 10% of the issued and outstanding capital stock of the Company after the closing of a merger transaction with an as of then unidentified target corporation contemplated by the Tsoi Stock Purchase Agreement. Pursuant to the terms of the Tsoi Stock Purchase Agreement, Joseph J. Meuse resigned and Tsoi Tik Man was named as the sole officer and director of the Company.  Joseph J. Meuse, the former President and Secretary and director of the Company, is a managing member of Belmont.

On July 16, 2010, we completed a reverse acquisition transaction through a share exchange with Honour Bond and its shareholders, or the Shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Honour Bond in exchange for 49,870,814 shares of our Common Stock which constituted 99.74% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition.  As a result of the reverse acquisition, Honour Bond became our wholly-owned subsidiary and the former shareholders of Honour Bond became our controlling stockholders.  The amount of consideration received by the shareholders of Honour Bond was determined on the basis of arm’s-length negotiations between Honour Bond and iDcentrix.

Immediately prior to the Share Exchange, the common stock of Honour Bond was owned by the following persons in the indicated percentages: China Blueberry Holdings Limited (58.06%); Advanced Dragon Investments Limited (20.02%); Glory Come Holdings Limited (10.01%); Diwen Wu (2.00%); Diamond Award Limited (4.90%); and Joseph J. Meuse (5.01%).  Guang Zhao, our Chief Executive Officer, Chief Financial Officer and Chairman nominee and the sole shareholder and chairman of Dandong LongSheng, owns 100% of the capital stock of China Blueberry Holdings Limited.  Diamond Award Limited is owned and controlled by Tsoi Tik Man, our former director, former controlling shareholder and former sole officer.

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

Mr. Guang Zhao, the Chief Executive Officer, Chief Financial Officer, Director and indirect controlling stockholder of iDcentrix, is the controlling stockholder and Chairman of Dandong LongSheng, our operating affiliate.  Mr. Zhao is also the sole director and officer of Dongbo Consulting and Chairman and President of Honour Bond.

On November 25, 2010, the Company entered into a letter of intent to purchase certain farming real estate from the father of the Company’s chairman and CEO and paid a deposit of approximately $727,722 (RMB 4,811,555) for the proposed purchase.   The purchase price was preliminarily set at approximately $1,515,000 (RMB 10,000,000) and required the deposit.  Subsequent to year end, the proposed acquisition was terminated by mutual agreement and the deposit was returned to the Company by March 10, 2011. The Company believes it had a valid business purpose for making the deposit and it was made in compliance with all applicable laws and regulations.

At December 31, 2009, $411,833 was due to the Company’s chairman and CEO.  The amount was unsecured, non-interest bearing, and due on demand.   During 2010, the Company repaid the $411,833 due the Company’s chairman and CEO.  Also during 2010, the Company advanced approximately $408,000 to the Company’s chairman and CEO, of which approximately $327,000 was for the reimbursement of business expenses incurred on behalf of the Company, including approximately $100,000 of merger related expenses. At December 31, 2010, a balance of $81,668 of advances was due from the Company’s chairman and CEO.  The advances were made for Company business purposes and were repaid to the Company by March 10, 2011.  The Company believes the transaction was not in violation of the prohibition against personal loans under the Sarbanes-Oxley Act of 2002.

At December 31, 2009, $3,670,049 was due from Yichun Lindu Shanyeguo Development Company, a company owned by the Company’s chairman and CEO.  The amounts due were for sales in 2008 between the Company and Yichun Lindu Shanyeguo Development Company.  This balance was paid to the Company in June 2010.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Friedman LLP served as our independent accountants for the fiscal year ended January 31, 2010 and Weinberg & Company Certified Public Accountants (“Weinberg”) served as our independent accountants for the fiscal year ended December 31, 2010.  On July 16, 2010, the Company changed its fiscal year-end from January 31 to December 31 as a result of the reverse acquisition of Honour Bond.  On October 20, 2010, the Company dismissed Friedman LLP and appointed Weinberg as the Company’s independent registered public accounting firm.

During the fiscal years ended December 31, 2010 and 2009, fees for services billed by Weinberg and Friedman LLP, respectively, were as follows:

	December 31, 2010	December 31, 2009
Audit fees(1)	$110,000	$92,000
Audit-related fees	0	0
Tax fees(2)	0	0
All other fees	0	0
Total	110,000	92,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Weinberg for our consolidated financial statements as of and for the year ended December 31, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

I.  Listing of Documents

(1)	Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – As of December 31, 2010 and 2009

Consolidated Statements of Operations – For the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit) – For the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

(3)	The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Exhibit

2.1
Share Exchange Agreement between iDcentrix, Inc. (now known as North China Horticulture, Inc.), Honour Bond Limited, the Shareholders of Honour Bond Limited, Tsoi Tik Man and Dandong LongSheng Horticulture Technology Co., Ltd. made as of July 16, 2010 (incorporated by reference to Exhibit 2.1 to the Form 8-K of the Company filed with the SEC on July 16, 2010)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company filed with the SEC on February 20, 2004)

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company filed with the SEC on March 10, 2008)

3.3	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-Q of the Company filed with the SEC on June 14, 2010)

3.4*	Certificate of Amendment to the Articles of Incorporation, dated August 25, 2010.

3.5	Amended and Restated By-Laws (incorporated by reference to Exhibit 99.2 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.1	2007 Equity Participation Plan of iDcentrix, Inc. (incorporated by reference to Exhibit 99.16 to the Form 8-K of the Company filed with the SEC on February 6, 2008)

10.2	Amendment No. 1 to 2007 Equity Participation Plan of iDcentrix, Inc. (incorporated by reference to Exhibit 10.6 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.3	Amendment No. 2 to 2007 Equity Participation Plan of iDcentrix, Inc. (incorporated by reference to Exhibit 10.7 to the Form 10-K of the Company filed with the SEC on May 15, 2008)

10.4	2005 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 of the Company filed with the SEC on July 20, 2005)

10.5
Exclusive Technical Consulting and Service Agreement between Shenzheng Zhihao Dongbo Technology Ltd. and LongSheng Horticulture Technology Co., Ltd., dated March 10, 2010 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed with the SEC on July 16, 2010)

106
Call Option and Cooperation Agreement among Guang Zhao, LongSheng Horticulture Technology Co., Ltd. and Shenzheng Zhihao Dongbo Technology Ltd., dated March 10, 2010 (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed with the SEC on July 16, 2010)

10.7
Equity Pledge Agreement between Guang Zhao and Shenzheng Zhihao Dongbo Technology Ltd., dated March 10, 2010 (incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company filed with the SEC on July 16, 2010)

10.8	Greenhouse Leasing Agreement between Su Yan and Guang Zhao, dated February 1, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company filed with the SEC on July 16, 2010)

10.9	Land Transfer Contract between Longsheng Village Committee and Xiue Li (incorporated by reference to Exhibit 10.6 to the Form 8-K of the Company filed with the SEC on July 16, 2010)

10.10
Market Development Contract between Shenzhen Qitongda Trading Company Limited and Dandong LongSheen Horticulture Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company filed with the SEC on November 22, 2010)

10.11
Loan Agreement between Shenzhen Jin Sa Investment Development Co., Ltd. and Dandong LongSheng Horticulture Technology Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company filed with the SEC on November 22, 2010)

10.12	Power of Attorney between Guang Zhao and Shenzheng Zhihao Dongbo Technology Ltd. (incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed with the SEC on July 16, 2010)

10.13
Common Stock Purchase Agreement dated April 5, 2010, by and among Tsoi Tik Man, Belmont Partners, LLC and iDcentrix, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed with the SEC on April 9, 2010)

16.1	Letter regarding change in certifying accountant, dated October 29, 2010 (incorporated by reference to Exhibit 16.1 to the Form 8-K of the Company filed with the SEC on October 29, 2010)

16.2	Letter regarding change in certifying accountant, dated October 26, 2010 (incorporated by reference to Exhibit 16.1 to the Form 8-K of the Company filed with the SEC on October 26, 2010)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Form 8-K of the Company filed with the SEC on July 16, 2010)

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

32.1*	Section 1350 Certification of Principal Executive Officer

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May, 2011.

NORTH CHINA HORTICULTURE, INC.
(Registrant)

Date: May 11, 2011	By:	/s/ Guang Zhao
Guang Zhao
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Guang Zhao	Chief Executive Officer and Director	May 11, 2011
(Guang Zhao)	(Director, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

NORTH CHINA HORTICULTURE, INC

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NORTH CHINA HORTICULTURE, INC
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

North China Horticulture, Inc.

We have audited the accompanying consolidated balance sheet of North China Horticulture, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North China Horticulture, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

At December 31, 2010, the Company had paid a deposit of $727,722 to a related party and advanced $81,668 to its chairman and CEO, and the Company's largest shareholder.  These advances were repaid by the Company by March 10, 2011.  The Company has more fully explained the reason for these transactions in Notes 3 and 4 to the consolidated financial statements.

WEINBERG & COMPANY, P.A.

Los Angeles, California.
May 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Dandong Longsheng Horticulture Technology Co., Ltd.

We have audited the accompanying balance sheets of Dandong LongshengHorticulture Technology Co., Ltd. as of December 31, 2009 and 2008, and the related statements of income and other comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Dandong Longsheng Horticulture Technology Co., Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dandong Longsheng Horticulture Technology Co., Ltd. as of December 31, 2009 and 2008 and the results of its operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

FRIEDMAN LLP
FRIEDMAN LLP

Marlton, New Jersey

March 12, 2010

NORTH CHINA HORTICULTURE, INC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$240,719	$11,300
Accounts receivable, net
-Trade, net of allowance for doubtful accounts of $888,844 and nil, respectively	1,392,020	7,388
-Affiliated company	-	3,670,409
Inventories	1,199,099	616,134
Prepaid rent and other current assets	116,170	120,198
Deposits and advance to suppliers	93,658	3,861
Receivable from unaffiliated entities	3,143,307	-
Deposit to related party	727,722	-
Due from officer	81,668	-

Total current assets	6,994,363	4,429,290

Property and equipment, net	139,997	36,882
Deposit on greenhouse improvements	211,743	-
TOTAL ASSETS	$7,346,103	$4,466,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$27,289	$158,541
Accrued expenses and other payables	103,460	50,217
Due to officer	-	411,833
Due to outside parties	-	117,007

Total current liabilities	130,749	737,598

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value; 50,000,139 and 49,870,814 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	500	499
Additional paid-in capital	14,850	13,560
Accumulated other comprehensive income	268,780	55,790
Retained earnings	6,931,224	3,658,725

TOTAL STOCKHOLDERS’ EQUITY	7,215,354	3,728,574

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,346,103	$4,466,172

The accompanying notes are an integral part of these consolidated financial statements

NORTH CHINA HORTICULTURE, INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2010	2009

Revenues, net	$5,892,118	$5,008,712
Cost of goods sold	(1,381,173)	(1,297,480)

Gross profit	4,510,945	3,711,232

Operating expenses:
General and administrative expenses	468,734	332,844
Loss from flood	449,702	-
Compensation to former officer	-	2,471,127
Total operating expenses	918,436	2,803,971

Income from operations	3,592,509	907,261

Other expenses
Merger related expenses	320,010	248,506

Net income	3,272,499	658,755

Other comprehensive income-foreign currency translation gains	212,990	7,967

Comprehensive income	$3,485,489	$666,722

Basic and diluted earnings per share	$0.07	$0.01

Weighted average number of shares	49,930,693	49,870,814

The accompanying notes are an integral part of these consolidated financial statements

NORTH CHINA HORTICULTURE, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Balance- January 1, 2009	49,870,814	$499	$13,560	$47,823	$2,999,970	$3,061,852

Net income	-	-	-	-	658,755	658,755

Foreign currency translation gain	-	-	-	7,967	-	7,967

Balance- December 31, 2009	49,870,814	499	13,560	55,790	3,658,725	3,728,574

Effect of reverse merger	129,325	1	(1)	-	-	-

Capital contribution	-	-	1,291	-	-	1,291

Foreign currency translation gain	-	-	-	212,990	-	212,990

Net income	-	-	-	-	3,272,499	3,272,499

Balance- December 31, 2010	50,000,139	$500	$14,850	$268,780	$6,931,224	$7,215,354

The accompanying notes are an integral part of these consolidated financial statements

NORTH CHINA HORTICULTURE, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$3,272,499	$658,755
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,052	4,875
Provision for bad debt	866,953	-
Changes in operating assets and liabilities:
Accounts receivable - Affiliated company	3,702,057	32,786
Accounts receivable - Trade	(2,217,238)	-
Inventories	(548,120)	264,508
Prepaid rent and other current assets	7,926	(86,622)
Deposits and advance to suppliers	(87,752)	3,191
Accounts payable	(133,291)	(327,642)
Accrued expenses and other payables	40,508	27,967
Net cash provided by operating activities	4,920,594	577,818

Cash flows from investing activities:
Purchase of property and equipment	(116,400)	(1,566)
Deposit to related party	(737,599)	-
Deposit on greenhouse improvements	(206,233)	-
Receivable from unaffiliated entities	(4,129,118)	-
Repayment of receivable from unaffiliated entities	1,063,225	-
Net cash used in investing activities	(4,126,125)	(1,566)

Cash flows from financing activities:
Payment of due to officer	(415,384)	(1,162,741)
Advances to officer	(379,106)	-
Reimbursement due to officer	327,249	-
Contribution by former shareholder	1,291	-
(Payment of) proceeds from outside parties	(118,016)	116,944
Net cash used in financing activities	(583,966)	(1,045,797)

Effect of exchange rate changes on cash	18,916	943

Net increase (decrease) in cash and cash equivalents	229,419	(468,602)

Cash and cash equivalents, beginning of the year	11,300	479,902

Cash and cash equivalents, ending of the year	$240,719	$11,300

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

NORTH CHINA HORTICULTURE, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31 2010 AND 2009

NOTE 1 - ORGANIZATION

North China Horticulture, Inc. (the “Company”, “We”, “Our”), formerly known as iDcentrix, Inc., was incorporated in the State of Nevada on January 26, 2004.  The Company, along with its subsidiary and variable interest entity (“VIE”), is engaged in the cultivation and sales of blueberry seedlings.  The Company’s facilities are located in and around the city of Dandong in Liaoning Province, People’s Republic of China (“PRC”).  Our products consist of a number of blueberry seedling varietals.

On June 1, 2010 the Company effected a one for two hundred eighty-four (1:284) reverse stock split resulting in the Company having 240,269 (post-split) shares of common stock outstanding after the reverse stock split.  All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

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

For accounting purposes, the share exchange transaction is accounted for as a recapitalization (reverse merger), with Honour Bond treated as the accounting acquirer and iDcentrix treated as the legal acquirer.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 129,325 shares of common stock upon completion of the transaction.  In addition, the Company incurred expenses of $320,010 and $248,056 in 2010 and 2009, respectively, in connection with the reverse merger.

Honour Bond is a corporation organized under the laws of Hong Kong Special Administrative Region in January 2010 with registered capital of HKD 10,000 (approximately $1,291).  Honour Bond’s wholly owned subsidiary, Shenzhen Zhihao Dongbo Technology Co., Ltd. (“Dongbo Consulting”), is a limited liability company organized under the laws of the People’s Republic of China (“PRC”) in March 2010.  Honour Bond does not conduct any substantive operations of its own, but conducts its primary business operations through Dongbo Consulting’s variable interest entity (“VIE”), Longsheng Horticulture Technology Co., Ltd.  (“Longsheng”).  Dandong Longsheng was incorporated under the laws of the PRC in March 2008.

Honour Bond, through Dongbo Consulting, has entered into certain exclusive agreements with Dandong Longsheng, which obligate the Company to absorb a majority of the risk of loss from Dandong Longsheng’s activities and entitle it to receive a majority of its residual returns. In addition, Dandong Longsheng’s shareholders have pledged their equity interest in Dandong Longsheng to Dongbo Consulting, irrevocably granted Dongbo Consulting an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Longsheng and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Dongbo Consulting. Through these contractual arrangements, the Company is deemed to be the primary beneficiary of Longsheng.

Based on these contractual arrangements, the Company believes that Longsheng is considered as a VIE  under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”).  As the Company through Dongbo Consulting is deemed to be the primary beneficiary of Longsheng, the Company consolidates the assets, liabilities, and results of operations of Longsheng.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of North China, it’s wholly owned subsidiaries, Honour Bond and Dongbo Consulting, and Dongbo Consulting’s VIE, Longsheng.   Inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods.  Items subject to such estimates and assumptions include the carrying value and estimated useful lives of long-lived assets and the  valuation allowances for receivables and for receivable from unaffiliated entities.  Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate.  At December 31, 2010 and 2009, the allowance for doubtful accounts was $888,844 and nil, respectively.

Inventories

Inventories are stated at the lower of cost or market.  Market is defined as current replacement cost, except that market should not exceed the net realizable value and should not be less than net realizable value reduced by an allowance for an approximately normal profit margin.  The cost of inventories is measured using the weighted average method.  We perform a monthly analysis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. Our determination of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.  As of December 31, 2010 and 2009, there were no reserves for obsolete inventories.

Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation or amortization is provided over the estimated useful life of the asset, using the straight-line method. Estimated useful lives are as follows:

Asset category	Useful Life
Machinery	5 years
Vehicles	3 years
Office equipment	3 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Impairment of long-lived assets

Authoritative guidance issued by the FASB establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured.

Management regularly reviews property, equipment and other long-lived assets for possible impairment.  This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  Based on management’s assessment, there were no indicators of impairment at December 31, 2010 and 2009

Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which generally occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advances from customers.

Stock-Based Compensation

The Company may periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company will account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company will account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis.  In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Income Taxes

The Company accounts for income tax using the liability method that allows for recognition of deferred tax benefits in future years. Under the liability method, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

Earnings (loss) per share

Earnings (loss) per share are calculated in accordance with the authoritative guidance issued by the FASB on earnings per share.  Basic net earnings (loss) per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At December 31, 2010 and 2009, the Company did not have any dilutive convertible shares or stock options outstanding.  Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.  The 129,325 shares issued to the legal acquirer are included in the weighted average share calculation from July 16, 2010, the date of the exchange agreement.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, unsecured advances to unaffiliated entities, accounts payable, and accrued expenses.  Management has estimated that the carrying amounts approximate their fair value due to the short-term nature.

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.

	2010	2009
US$ to RMB exchange rate on December 31	6.600	6.837

Average US$ to RMB exchange rate for the year ended December 31	6.769	6.841

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

Cash denominated in RMB with a US dollar equivalent of $240,719 and $11,300 at December 31, 2010 and December 31, 2009, respectively, was held in accounts at financial institutions located in the PRC.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the year ended December 31, 2010, six customers accounted for 78% of sales (17%,17%,13%,11%,10%,and 10% respectively) and at December 31, 2010, accounted for 49%,of accounts receivable (18%,6%, 14%,15% ,13% and 7% respectively).  For the year ended December 31, 2009, four customers accounted for 96% of sales (37%, 23%, 21%, and 14%).   One customer accounted for 100% of accounts receivable from an affiliated company.  For the years ended December 31, 2010 or 2009, there were no other customers that accounted for over 10% of sales, respectively.

For the year ended December 31, 2010, two vendors accounted for 80% of total purchases (59%, and 21% respectively).  For the year ended December 31, 2009, three vendors accounted for 67% of total purchases (28%, 25%, and 14%, respectively).  For the years ended December 31, 2010 or 2009, there were no other vendors that accounted for over 10% of total purchases, respectively.

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

Reclassifications

In presenting the Company’s consolidated statement of income for the year ended December 31, 2009, the Company presented $248,506 of merger related expense as general and administrative expenses.   In presenting the Company’s consolidated statement of income for the year ended December 31, 2010, the Company has reclassified the merger related expenses as other expense.

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

NOTE 3 –DEPOSIT TO RELATED PARTY

On November 25, 2010, the Company entered into a letter of intent to purchase certain farming real estate from the father of the Company’s chairman and CEO and paid a deposit of approximately $727,722 (RMB 4,811,555) for the proposed purchase.   The purchase price was preliminarily set at approximately $1,515,000 (RMB 10,000,000) and required the deposit.  Subsequent to year end, the proposed acquisition was terminated by mutual agreement and the deposit was returned to the Company by March 10, 2011. The Company believes it had a valid business purpose for making the deposit and it was made in compliance with all applicable laws and regulations.

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2009, $411,833 was due to the Company’s chairman and CEO.  The amount was unsecured, non-interest bearing, and due on demand.   During 2010, the Company repaid the $411,833 due the Company’s chairman and CEO.  Also during 2010, the Company advanced approximately $408,000 to the Company’s chairman and CEO, of which approximately $327,000 was for the reimbursement of business expenses incurred on behalf of the Company, including approximately $100.000 of merger related expenses. At December 31, 2010, a balance of $81,668 of advances was due from the Company’s chairman and CEO.  The advances were made for Company business purposes and were repaid to the Company by March 10, 2011.  The Company believes the transaction was not in violation of the prohibition against personal loans under the Sarbanes-Oxley Act of 2002.

At December 31, 2009, $3,670,049 was due from Yichun Lindu Shanyeguo Development Company, a company owned by the Company’s chairman and CEO.  The amounts due were for sales in 2008 between the Company and Yichun Lindu Shanyeguo Development Company.  This balance was paid to the Company in June 2010.

NOTE 5 – INVENTORIES

Inventories consist of the following as of:

	December 31, 2010	December 31, 2009
Raw material	$61,746	$8,732
Work in process	926,857	174,077
Finished goods	210,496	433,325
Total	$1,199,099	$616,134

At December 31, 2010 and December 31, 2009, there were no reserves for inventories recorded.

NOTE 6 – DEPOSITS AND ADVANCES TO SUPPLIERS

At December 31, 2010, the Company had paid a deposit of $211,743 to a construction company for improvements to be made to several greenhouses.  The greenhouse improvements were completed in January 2011 and transferred to property and equipment.

NOTE 7 – RECEIVABLE FROM UNAFFLIATED ENTITIES

In May 2010, the Company made advances totaling approximately $4,129,115 (RMB 27,950,000) to four unaffiliated entities.  The advances were initially made in anticipation of being equity investments.  In November, 2010, the Company reached agreements with these entities for the return of these funds, to be repaid to the Company in various amounts through September 2011.  The receivables are unsecured, non-interest bearing, and any unpaid principal is due in full on September 30, 2011

One advance for approximately $435,810 (RMB 2,950,000) was repaid in full in December 2010.  An aggregate of approximately $623,000 (RMB 4,217,080) was repaid on the other three advances during 2010.  At December 31, 2010, the aggregate outstanding balance was approximately $3,143,307 (RMB 20,782,920), including an exchange gain of approximately $73,000.  During the first quarter of 2011, an aggregate of $307,700 (RMB 2,000,000) was repaid on the receivables outstanding at December 31, 2010.  Repayment of the receivables is guranteed by an unrelated commercial finance company.

Receivable from unaffiliated entities are reviewed periodically as to whether their carrying value has become impaired.  The Company considers the assets to be impaired if the collectibility of the balances becomes doubtful.  Based upon management’s assessment at December 31, 2010, there was no allowance necessary for potential uncollectible receivables.  At December 31, 2009, there were no receivables from unaffiliated entities.

In March 2011, the Company made advances totaling approximately $76,400 (RMB 496,740) to two more unaffiliated entities.  The receivables were unsecured, non-interest bearing, and were repaid to the Company April 12, 2011.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at:

	December 31, 2010	December 31, 2009
Plant and Machinery	$14,075	$13,611
Motor vehicles	25,409	24,571
Office and computers	126,500	6,924
	165,984	45,106
Less: Accumulated Depreciation	(25,987)	(8,224)
Property and equipment, net	$139,997	$36,882

Depreciation expense for the years ended December 31, 2010 and 2009 were $17,052 and $4,931, respectively.

NOTE 9 – INCOME TAX

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under the China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect from January 1, 2008.  Longsheng is exempt from both income tax and value-added tax because it operates in the agriculture industry, which the Chinese government encourages and offers special incentives. We benefited from the tax exemptions in both 2010 and 2009.

Honour is a Hong Kong company.  Honour’s operations are conducted through its wholly owned subsidiary Dongbo Consulting and its VIE Dandong Longsheng, and Honour has no operations or income in Hong Kong.  Accordingly no income tax provision is recorded for Hong Kong.

North China Horticulture, Inc. is incorporated in the state of Nevada and has no operations in the United States of America.  Accordingly, the Company has not recorded a provision for U.S. federal income tax for the years ended December 31, 2010 and 2009.  The Company has a net operating loss carry forward in the United States of America which begins to expire in 2028. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance.

The following table reconciles the U.S. Statutory rate to the Company’s effective tax rate for the years ended December 31:

	2010	2009
US statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Effect of tax exemption	(25)%	(25)%
Effective tax rate	0%	0%

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The authoritative guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2010, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company’s Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

The Company enjoys an exemption from income taxes under the New EIT Law and recognizes no permanent differences.  For the years ended December 31, 2010 and 2009, the tax exemption decreased income tax expense per share (basic) approximately:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Income per common share-basic	$0.07	$0.01
Effect of tax exemption	(0.02)	(0.00)
Pro forma income per common share-basic	$0.05	$0.01

NOTE 10 - LEASE COMMITMENTS

The Company has entered into operating leases for rental of greenhouses for production and office space, which expire on different dates. The future minimum payments under these commitments for the next five years are as follows for years ending December 31:

2011	$88,478
2012	94,377
2013	40,836
2014	40,836
2015	22,687
Total	$287,214