Form 10-Q
period 2011-03-31
North China Horticulture, Inc.
filed 2011-05-23
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter that the registrant was required to submit and post such files). Yes ¨ No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2011, the registrant had 50,000,139 shares of common stock outstanding.

NORTH CHINA HORTICULTURE, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2011

	INDEX

		Page
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months ended March 31, 2011 and 2010 (Unaudited)
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 1A	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

NORTH CHINA HORTICULTURE, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011 (Unaudited)	2010
ASSETS
Current assets
Cash and cash equivalents	$37,019	$240,719
Accounts receivable, net of allowance for doubtful accounts of $906,534 and $888,844	2,642,216	1,392,020
Inventories, net	1,771,774	1,199,099
Prepaid rent and other current assets	144,790	116,170
Deposits and advance to suppliers	330,835	93,658
Receivable from unaffiliated entities	2,943,415	3,143,307
Deposit to related party	-	727,722
Due from officer	-	81,668

Total current assets	7,870,049	6,994,363

Property and equipment, net	383,401	139,997
Deposit on greenhouse improvements	-	211,743

TOTAL ASSETS	$8,253,450	$7,346,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$18,172	$27,289
Accrued expenses and other payables	73,478	103,460
Due to officer	14,537	-

Total current liabilities	106,187	130,749

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value; 50,000,139 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	500	500
Additional Paid-in capital	14,850	14,850
Accumulated other comprehensive income	340,158	268,780
Retained earnings	7,791,755	6,931,224

TOTAL STOCKHOLDERS’ EQUITY	8,147,263	7,215,354

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,253,450	$7,346,103

The accompany notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended March 31,
	2011	2010

Revenues, net	$1,585,134	$827,249
Cost of goods sold	329,398	116,890

Gross profit	1,255,736	710,359

Operating expenses	395,205	32,855

Net income	860,531	677,504

Other comprehensive income-foreign currency translation gains	71,378	56,029

Comprehensive income	$931,909	$733,533

Basic and diluted earnings per share	$0.02	$0.01

Basic and diluted weighted average number of shares	50,000,139	49,870,814

The accompany notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$860,531	$677,504
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	12,970	1,345
Changes in operating assets and liabilities:
Accounts receivable	(1,233,148)	(345,101)
Inventories	(559,594)	(274,255)
Deposit and advance to suppliers	(248,481)	(285,895)
Prepaid rent and other current assets	(27,438)	61,551
Accounts payable	(9,340)	(21,027)
Accrued expenses and other payables	(58,809)	82,530
Due to outside parties	-	198,687
Net cash (used in) provided by operating activities	(1,263,309)	95,339

Cash flows from investing activities:
Purchase of property and equipment	(41,228)	(2,048)
Deposit to related party	725,400	-
Repayments of receivable from unaffiliated entities	304,609	-
Receivable from unaffiliated entities	(75,837)	-
Net cash provided by (used in) investing activities	912,944	(2,048)

Cash flows from financing activities:
Repayment and advances by officer	95,907	-
Additional paid-in capital	-	1,291
Net cash provided by financing activities	95,907	1,291

Effect of exchange rate changes on cash	50,758	233

Net (decrease) increase in cash and cash equivalents	(203,700)	94,815

Cash and cash equivalents, beginning of the period	240,719	11,300

Cash and cash equivalents, ending of the period	$37,019	$106,115

SUPPLEMENTARY DISCLOSURE:

Interest paid	$-	$-
Income tax paid	$-	$-

The accompany notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North China Horticulture, Inc. (the “Company”, “We”, “Our”) and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC.  These interim financial statements should be read in conjunction with that report.

The accompanying consolidated financial statements include the financial statements of North China, its wholly owned subsidiaries, Honour Bond and Zhihao, and Zhihao’s VIE, Longsheng.   Inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company, formerly known as iDcentrix, Inc., was incorporated in the State of Nevada on January 26, 2004.  The Company, along with its subsidiary and variable interest entity (“VIE”), is engaged in the cultivation and sales of blueberry seedlings.  The Company’s facilities are located in and around the city of Dandong in Liaoning Province, People’s Republic of China (“PRC”).  Our products consist of a number of blueberry seedling varietals.

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

Honour Bond is a corporation organized under the laws of Hong Kong Special Administrative Region in January 2010 with registered capital of HKD 10,000 (approximately $1,291).  Honour Bond’s wholly owned subsidiary, Shenzhen ZhihaoDongbo Technology Co., Ltd. (“Zhihao”), is a limited liability company organized under the laws of the People’s Republic of China (“PRC”) in March 2010.  Honour Bond does not conduct any substantive operations of its own, but conducts its primary business operations through Zhihao’s variable interest entity (“VIE”), Longsheng Horticulture Technology Co., Ltd.  (“Longsheng”).  Dandong Longsheng was incorporated under the laws of the PRC in March 2008.

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

Based on these contractual arrangements, the Company believes that Longsheng is a VIE under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on consolidations.  As the Company through Zhihao is deemed to be the primary beneficiary of Longsheng, the Company consolidates the assets, liabilities, and results of operations of Longsheng.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods.  Items subject to such estimates and assumptions include the carrying value and estimated useful lives of long-lived assets and the valuation allowances for receivables and for unsecured advances to unaffiliated entities.  Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Impairment of long-lived assets

Authoritative guidance issued by the FASB establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized, and how impairment losses should be measured.

Management regularly reviews property, equipment and other long-lived assets for possible impairment.  This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Management’s assumptions about cash flows and discount rates require significant judgment.  Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends.  Based on managements’ assessment, there were no indicators of impairment at March 31, 2011 and December 31, 2010

Revenue recognition

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

Earnings per share

Earnings per share are calculated in accordance with the authoritative guidance issued by the FASB on earnings per share.  Basic net earnings per share are based upon the weighted average number of common shares outstanding.  Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At March 31, 2011 and 2010, basic and diluted earnings per share are the same as the Company did not have any dilutive convertible shares or stock options outstanding.

Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period.

	March 31, 2011	December 31, 2010	March 31, 2010

Period end RMB : US$ exchange rate	6.5483	6.6000	6.8263
Average period end RMB : US$ exchange rate	6.5790	6.7690	6.8272

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

Cash denominated in RMB with a US dollar equivalent of $37,019 and $240,719 at March 31, 2011 and December 31, 2010, respectively, was held in accounts at financial institutions located in the PRC.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the three months ended March 31, 2011, five customers accounted for 94.11% of sales (33.6%, 19.44%, 15.87%, 13.65%, and 11.55% respectively) and at March 31, 2011, these customers accounted for 33.98%, of accounts receivable (9.13%, 9.94%, 8.76%, 0% and 6.16% respectively).  For the three months ended March 31, 2010, four customers accounted for 100% of sales (33.81%, 29.91%, 18.6%, and 17.68% respectively) and at December 31, 2010, six customers accounted for 49%, of accounts receivable (18%,6%, 14%,15% ,13% and 7% respectively).

For the three months ended March 31, 2011, two vendors accounted for 83.66% of total purchases (57.86%, and 25.8% respectively).  For the three months ended March 31, 2010, two vendors accounted for 90.86% of total purchases (74.46%, and 16.4%, respectively).  For the three months ended March 31, 2011 or 2010, there were no other vendors that accounted for over 10% of total purchases, respectively.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") have either been implemented or are not significant to the Company.

NOTE 3 –DEPOSIT TO RELATED PARTY

At December 31, 2010, the Company had a deposit of approximately $727,722 (RMB 4,811,555) that had been paid to the father of the Company’s chairman and CEO for the purchase certain farming real estate.  During the quarter ended March 31 2011, the proposed acquisition was terminated and the deposit was returned to the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

 At December 31, 2010, a balance of $81,668 of advances was due from the Company’s chairman and CEO.  The advances were made for Company business purposes and were repaid to the Company by March 10, 2011.  The amounts were unsecured, non-interest bearing, and due on demand.

During the quarter ended March 31, 2011, the Company’s chairman and CEO made advances of $14,537 to the Company which was outstanding at March 31, 2011.  The amounts are unsecured, non-interest bearing, and are payable on demand.

NOTE 5 – INVENTORIES

Inventories consist of the following as of:

	March 31, 2011 (Unaudited)	December 31, 2010
Raw material	$115,340	$61,746
Work in process	1,265,204	926,857
Finished goods	391,230	210,496
Total	$1,771,774	$1,199,099

NOTE 6 – RECEIVABLE FROM UNAFFLIATED ENTITIES

In May 2010, the Company made advances totaling approximately $4,129,115 (RMB 27,950,000) to four unaffiliated entities.  The advances were initially made in anticipation of being equity investments and were subsequently restructured into term loans.  One advance for approximately $435,810 (RMB 2,950,000) was repaid in full in December 2010.  An aggregate of approximately $623,000 (RMB 4,217,080) was repaid on the other three advances during 2010.  At December 31, 2010, the aggregate outstanding balance was approximately $3,143,307 (RMB 20,782,920), including an exchange gain of approximately $73,000.   During three months ended March 31, 2011, an aggregate of approximately $304,609 (RMB 2,000,000) was repaid on the outstanding three advances and at March 31, 2011, the aggregate outstanding balance was approximately $2,867,578 (RMB 18,782,920), including an exchange gain of approximately $28,880. The advances are unsecured, non-interest bearing, due in various installments, and any unpaid principal is due in full on September 30, 2011.  Repayment of the advances is guaranteed by an unrelated commercial finance company.

In March 2011, the Company made two more advances totaling approximately $75,837 (RMB 496,740) to two potential suppliers which were still outstanding at March 31, 2011.  The advances are unsecured, non-interest bearing, due in fifteen days. The advances were fully repaid on April 12, 2011.

Advances to unaffiliated entities are reviewed periodically as to whether their carrying value has become impaired.  The Company considers the assets to be impaired if the collectibility of the balances becomes doubtful.  Based upon management’s assessment at March 31, 2011 and December 31, 2010, there was no allowance necessary for potential uncollectible advances.

NOTE 7 – INCOME TAX

Companies in the PRC are generally subject to PRC Enterprise Income Tax at a uniform tax rate of 25% under the China's Unified Enterprise Income Tax Law ("New EIT Law"), which took effect from January 1, 2008.  Longsheng is exempt from both income tax and value-added tax because it operates in the agriculture industry, which the Chinese government encourages and offers special incentives. We benefited from the tax exemptions in both 2011 and 2010.

Honour is a Hong Kong company.  Honour’s operations are conducted through its wholly owned subsidiary Zhihao and its VIE Dandong Longsheng, and Honour has no operations or income in Hong Kong.  Accordingly no income tax provision is recorded for Hong Kong.

North China Horticulture, Inc. is incorporated in the state of Nevada and has no operations in the United States of America.  Accordingly, the Company has not recorded a provision for U.S. federal income tax for the three months ended March 31, 2011 and 2010.  The Company has a net operating loss carry forward in the United States of America which begins to expire in 2028. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance.

The following table reconciles the U.S. Statutory rate to the Company’s effective tax rate for the three months ended March 31:

	2011	2010
US statutory rate	34%	34%
Tax rate difference	(9%)	(9%)
Effect of tax exempt	(25%)	(25%)
Effective tax rate	0%	0%

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The authoritative guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2011, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company’s Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

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

•
Fluctuations in Raw Material Supply, Prices and Demand for our Products - Our Company’s production costs depend largely on readily available supply price of necessary raw materials which include seedlings, fertilizer, and other growing equipment. Increases in the price of oil directly impact fertilizer prices. Blueberry demand impacts both our raw material costs as well as our sales price. We set our prices according to local market prices for seedlings, which are determined by supply and demand factors in Northern China.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

The following tables set forth key components of our results of operations during the three months ended March 31, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$1,585,134	100%	$827,249	100%
Cost of sales	(329,398)	(21%)	(116,890)	(14%)
Gross profit	1,255,736	79%	710,359	86%
Selling, General and Administrative Expenses	(395,205)	(25%)	(32,855)	(4%)
Operating Income	860,531	54%	677,504	82%
Income before income taxes	860,531	54%	677,504	82%
Income taxes	-	-	-	-
Net income	$860,531	54%	$677,504	82%

Net Sales and Cost of Sales

Our net sales increased 92% to $1,585,134 in the three months ended March 31, 2011 from $827,249 in the three months ended March 31, 2010. The cost of goods sold per sales ratio changed from 14% to 21% in the three months ended March 31, 2011.

The increasing of the net sales was mainly attributed to the enhancement of the market recognition of the products of the Company and the expansion of the market. Through years of cultivating the products of the Company, our clients recognized the quality characteristics such as high survival ratio, and this enhanced the cooperation with the Company.

Increasing cost of goods sold per sales ratio in three months ended March 31, 2011 was mainly due to the higher unit selling price for each seed in the first quarter of 2010, which was twice as the unit price in 2011.  The reason for the higher unit price was because of the age of seed.  The unit price is higher with the two-year-old seed than the one-year-old seed.  In other words, the unit price is increasing accordingly during the growing of seeds.  Moreover, the costs of raw materials were also higher in 2011 which according to the trends of the market causing our overall cost to rise and our gross profit to decline to 79% from 86%.

Gross Profit and Gross Margin

Our gross profit increased 77% to $1,255,736 in the three months ended March 31, 2011 from $710,359 in the same period 2010. Gross profit as a percentage of net revenue was 79% and 86% for the three months ended March 31, 2011 and 2010, respectively.

The increasing of gross profit was driven by the increase of the net sales, and decreasing gross margin was due to the rising of the raw material purchasing cost which was discussed above.

Also, most of the maturity seeding plants we sold in first quarter of 2010 were aged over 1 or 2 years, with a price twice as typical, so the gross margin of the first quarter in 2010 is higher than that of 2011 causing our overall cost to rise and our gross profit to decline to 79% from 86%.

Selling, General and Administrative Expenses

Our selling, general and administration expenses significantly increased to $395,205 in the three months ended March 31, 2011 from $32,742 in 2010.  The increase is mainly due to the increase of audit fee and consulting fee in 2011. In 2011, we spend significantly more on consulting to improve our cultivative skill and business procedure.

Income before Income Taxes

Our income before income taxes increased 27%, to $860,531 in the three months ended March 31, 2011 from $677,504 in 2010. This change was mainly due to the increase of sales in 2011 offset by higher cost of plants and an increase in selling, general and administration expenses.

Income Taxes

As our operations are conducted in China, according to the PRC’s new Enterprise Income Tax, we are exempt from paying income taxes because we operate our business in the agriculture industry, which the government encourages and offers special incentives. We benefited from the tax exemption in both 2011 and 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $37,019, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(1,263,309)	$95,339
Net cash provided by (used in) investing activities	912,944	(2,048)
Net cash provided by financing activities	95,907	1,291
Effects of Exchange Rate Change in Cash	50,758	233
Net (Decrease) Increase in Cash and Cash Equivalents	(203,700)	94,815
Cash and Cash Equivalent at Beginning of the Period	240,719	11,300
Cash and Cash Equivalent at End of the Period	37,019	106,115

Operating activities

Net cash used in operating activities was $1,263,309 for the three months ended March 31, 2011, as compared to net cash provided $95,339 for the three months ended March 31, 2010. The change is attributable to the increase of the accounts receivable and inventories.  The accounts receivable contributed $1,233,148 to the net cash outflow, and inventories purchasing led to $559,594 net cash outflow.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2011 was $912,944, as compared to net cash used in investing activities $2,048 during the first quarter of 2010. The change is attributable to unsecured advances to third parties and more assets purchase.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $95,907 due to the repayment of amounts due from a director, compared to $1,291 additional paid in capital received in 2010.

Receivable from unaffiliated entities

In May 2010, the Company made advances totaling approximately $4,129,115 (RMB 27,950,000) to four unaffiliated entities.  The advances were initially made in anticipation of being equity investments and were subsequently restructured into term loans.  One advance for approximately $435,810 (RMB 2,950,000) was repaid in full in December 2010.  An aggregate of approximately $623,000 (RMB 4,217,080) was repaid on the other three advances during 2010.  At December 31, 2010, the aggregate outstanding balance was approximately $3,143,307 (RMB 20,782,920), including an exchange gain of approximately $73,000.   During three months ended March 31, 2011, an aggregate of approximately $304,609 (RMB 2,000,000) was repaid on the outstanding three advances.  At March 31, 2011, the aggregate outstanding balance was approximately $2,867,578 (RMB 18,782,920), including an exchange gain of approximately $28,880. The advances are unsecured, non-interest bearing, due in various installments, and any unpaid principal is due in full on September 30, 2011.  Repayment of the advances is guaranteed by an unrelated commercial finance company.

In March 2011, the Company made two more advances totaling approximately $75,837 (RMB 496,740) to two potential suppliers which were still outstanding at March 31, 2011.  The advances are unsecured, non-interest bearing, due in fifteen days. The advances were fully repaid on April 12, 2011.

Advances to unaffiliated entities are reviewed periodically as to whether their carrying value has become impaired.  The Company considers the assets to be impaired if the collectibility of the balances becomes doubtful.  Based upon management’s assessment at March 31, 2011 and December 31, 2010, there was no allowance necessary for potential uncollectible advances.

At December 31, 2010, the Company had a deposit of approximately $727,722 (RMB 4,811,555) that had been paid to the father of the Company’s chairman and CEO for the purchase certain farming real estate.  During the quarter ended March 31 2011, the proposed acquisition was terminated and the deposit was returned to the Company.

 At December 31, 2010, a balance of $81,668 of advances was due from the Company’s chairman and CEO.  The advances were made for Company business purposes and were repaid to the Company by March 10, 2011.  The amounts were unsecured, non-interest bearing, and due on demand.

During the quarter ended March 31, 2011, the Company’s chairman and CEO made advances to the Company and at March 31, 2011, $14,537 was due to the Company’s chairman and CEO.  The amounts are unsecured, non-interest

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, to meet our expected capital expenditure and working capital for the next 12 months. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") have either been implemented or are not significant to the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Guang Zhao, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in internal control over financial reporting

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION.

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

North China Horticulture, Inc.,

Date: May 23, 2011	/s/ Guang Zhao
Guang Zhao
Chief Executive Officer

Date: May 23, 2011	/s/ Guang Zhao
Guang Zhao
Chief Financial Officer