Form 10-Q
period 2011-06-30
North China Horticulture, Inc.
filed 2011-08-16
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from     to

(Commission File Number) 000-51263

NORTH CHINA HORTICULTURE, INC.
(Exact Name of Registrant As Specified in Its Charter)

Nevada	20-4650531
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

LongSheng Village, Tangshan Town, Zhengan District
Dandong City, Liaoning, P.R.China

(Address of Principal Executive Offices)

86-0415-8176321

 (Registrant’s Telephone Number, Including Area Code)

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

As of August 1, 2011, the registrant had 51,750,144 shares of common stock outstanding.

NORTH CHINA HORTICULTURE, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2011

NORTH CHINA HORTICULTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$405,192	$240,719
Accounts receivable, net of allowance for doubtful accounts of $2,331,758 and $888,844 at June 30, 2011 and December 31, 2010, respectively	4,299,066	1,392,020
Inventories, net	1,771,653	1,199,099
Deferred costs related to sales not recognized	208,017	-
Deposits and advance to suppliers	343,932	93,658
Prepaid rent and other current assets	147,246	116,170
Receivable from unaffiliated entities	1,623,537	3,143,307
Deposit to related party	-	727,722
Due from officer	-	81,668

Total current assets	8,798,643	6,994,363

Property and equipment, net	361,490	139,997
Land use rights	613,000	-
Deposit on greenhouse improvements	-	211,743

TOTAL ASSETS	$9,773,133	$7,346,103

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$55,390	$27,289
Accrued expenses and other payables	79,804	103,460
Amount due to officer	168,006	-
Total current liabilities	303,200	130,749

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.00001 par value; 51,750,144 and 50,000,139 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	518	500
Additional Paid-in capital	2,639,840	14,850
Accumulated other comprehensive income	459,544	268,780
Retained earnings	6,370,031	6,931,224
TOTAL SHAREHOLDERS’ EQUITY	9,469,933	7,215,354

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,773,133	$7,346,103

The accompany notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC.
CONDESNED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Net revenues	$3,595,412	$2,826,296	$5,183,071	$3,653,545
Cost of goods sold	776,985	597,651	1,106,383	714,541

Gross profit	2,818,427	2,228,645	4,076,688	2,939,004

Selling, general and administrative expenses	210,158	34,945	605,363	67,800
Share based consulting fee	2,625,008	-	2,625,008	-
Bad debt expense	1,404,985	-	1,407,510	-

Net (loss) income	(1,421,724)	2,193,700	(561,193)	2,871,204

Other comprehensive income-foreign currency translation gains	329,779	26,499	190,764	26,739

Comprehensive (loss) income	$(1,091,945)	$2,220,199	$(370,429)	$2,897,943

Basic and diluted (loss) earnings per share	$(0.03)	$0.04	$(0.01)	$0.06

Weighted average number of shares	50,437,640	49,870,814	50,875,142	49,870,814

The accompany notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Common Stock			Accumulated
	Shares	Par value $0.00001	Additional Paid-in Capital	Other Comprehensive Income	Retained Earnings	Total

Balance- January 1, 2011	50,000,139	$500	$14,850	$268,780	$6,931,224	$7,215,354

Issuance of shares for consulting fee	1,750,005	18	2,624,990	-	-	2,625,008

Foreign currency translation gain	-	-	-	190,764	-	190,764

Net loss	-	-	-	-	(561,193)	(561,193)

Balance- June 30, 2011, (Unaudited)	51,750,144	$518	$2,639,840	$459,544	$6,370,031	$9,469,933

The accompany notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(561,193)	$2,871,204
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	40,760	3,946
Provision for bad debt	1,407,511	-

Share based consulting fee	2,625,008	-
Changes in operating assets and liabilities:
Accounts receivable	(4,412,262)	1,554,439
Inventories	(605,308)	(373,390)
Deferred costs related to sales not recognized	(208,017)	-
Deposit and Advance to suppliers	(252,832)	(673,674)
Prepaid rent and other current assets	(34,249)	25,005
Accounts payable	28,846	400,477
Accrued expenses and other payables	(20,830)	(34,038)
Net cash (used in) provided by operating activities	(1,992,566)	3,773,969

Cash flows from investing activities:
Purchase of property and equipment	(2,429)	(108,635)
Purchase of land use right	(606,580)	-
Deposit to related party	716,497	-
Receivable from unaffiliated entities	(75,837)	(3,079,845)
Repayment of receivables from unaffiliated entities	1,727,205	-
Net cash provided by (used in) investing activities	1,758,856	(3,188,480)

Cash flows from financing activities:
Repayment and advances by officer	238,790	216,674
Due to outside parties	-	4,389
Due to employee	-	248,833
Contribution by former shareholder	-	1,290
Net cash provided by financing activities	238,790	471,186

Effect of exchange rate changes on cash	159,393	4,147

Net increase in cash and cash equivalents	164,473	1,060,822

Cash and cash equivalents, beginning of the period	240,719	11,300

Cash and cash equivalents, ending of the period	$405,192	$1,072,122

(continued)

NORTH CHINA HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

	For the six months ended June 30,
	2011	2010

Supplemental disclosure of cash flow information:

Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities

Reclass of deposit to Property and Equipment	$211,743	$-

The accompany notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORITICULTURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North China Horticulture, Inc. (the “Company”, “We”, “Our”) and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC.  These interim financial statements should be read in conjunction with that report

The accompanying consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, Honour Bond Limited ("Honour Bond") and Shenzhen ZhihaoDongbo Technology Co., Ltd. (“Zhihao”), and Zhihao’s VIE, Longsheng Horticulture Technology Co., Ltd.  (“Dandong Longsheng”).   Inter-company balances and transactions have been eliminated in consolidation.

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

For accounting purposes, the share exchange transaction is accounted for as a recapitalization (reverse merger), with Honour Bond treated as the accounting acquirer and iDcentrix treated as the legal acquirer.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 129,325 shares of common stock upon completion of the transaction.  In addition, the Company incurred expenses of $568,516 in connection with the reverse merger in 2010.

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

Based on these contractual arrangements, the Company believes that Longsheng should be considered as a VIE under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on consolidations.  As the Company through Zhihao is deemed to be the primary beneficiary of Longsheng, the Company consolidates the assets, liabilities, and results of operations of Longsheng.

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

Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which generally occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  We assess collectability at the time of the sale and if collectability is not reasonably assured, the sale is not recognized until collectability is probable or payment is received.  Costs related to sales not recognized are recorded as deferred expenses and will be recorded to expense on the cost recovery method.   Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advances from customers.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts determined by management are based on historical experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year. As of June 30, 2011 and 2010, the allowance for doubtful accounts amounted to $2,331,758 and $888,844 respectively.

Earnings (loss) per share

Earnings (loss) per share are calculated in accordance with the authoritative guidance issued by the FASB on earnings per share.  Basic net earnings (loss) per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At June 30, 2011 and December 31, 2010, the Company did not have any dilutive convertible shares or stock options outstanding.

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

	June 30, 2011	December 31, 2010	June 30, 2010
Period end RMB : US$ exchange rate	6.463	6.600	6.809

Average period end RMB : US$ exchange rate	6.532	6.769	6.835

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

Cash denominated in RMB with a US dollar equivalent of $405,192 and $240,719 at June 30, 2011 and December 31, 2010, respectively, was held in accounts at financial institutions located in the PRC.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the six months ended June 30, 2011, four customers accounted for 52% of sales (17%, 12%, 12% and 11% respectively) and at June 30, 2011, these customers accounted for 31%, of accounts receivable (8%, 8%, 8% and 7% respectively).  For the six months ended June 30, 2010, three customers accounted for 58% of sales (22%, 20%, and 16% respectively).  For the three months ended June 30, 2011, three customers accounted for 43% of sales (17%, 15%, and 11% respectively).  For the three months ended June 30, 2010, four customers accounted for 76% of sales (28%, 26%, 12% and 10% respectively). For the six months and three months ended June 30, 2011 or 2010, there were no other customers that accounted for over 10% of sales, respectively.

For the six months ended June 30, 2011, three vendors accounted for 86% of total purchases (45%, 29% and 12% respectively).  For the six months ended June 30, 2010, three vendors accounted for 92% of total purchases (47%, 33% and 12%, respectively).  For the three months ended June 30, 2011, three vendors accounted for 84% of total purchases (33%, 32% and 19% respectively).  For the three months ended June 30, 2010, three vendors accounted for 94% of total purchases (42%, 34% and 18%, respectively). For the six months and three months ended June 30, 2011 or 2010, there were no other vendors that accounted for over 10% of total purchases, respectively.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassifications

In presenting the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2010, the Company presented $3,079,845 advances to unaffiliated entities as financing cash flows.  In presenting the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2011, the Company has reclassified advances to unaffiliated entities as investing cash flows.

NOTE 3 –DEPOSIT TO RELATED PARTY

At December 31, 2010, the Company had a deposit of approximately $727,722 (RMB 4,811,555) that had been paid to the father of the Company’s chairman and CEO for the purchase of certain farming real estate.  During the first quarter in 2011, the proposed acquisition was terminated and the deposit was returned to the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2010, a balance of $81,668 of advances was due from the Company’s chairman and CEO.  The advances were made for Company business purposes and were repaid to the Company by March 10, 2011.  The amounts were unsecured, non-interest bearing, and due on demand.

During the six months ended June 30, 2011, the Company’s chairman and CEO made advances of $168,006 to the Company which was outstanding at June 30, 2011.  The amounts are unsecured, non-interest bearing, and are payable on demand.

NOTE 5 – INVENTORIES

Inventories consist of the following as of:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Raw material	$201,724	$61,746
Work in process	1,356,636	926,857
Finished goods	213,293	210,496
Total	$1,771,653	$1,199,099

At June 30, 2011 and December 31, 2010, there were no reserves for inventories recorded.

NOTE 6 – LAND USE RIGHTS AND DEPOSIT

On June 23, 2011, the Company entered into a leasing agreement with Youhao Forestry Bureau, Heilongjiang Province (the “Bureau”) and agreed to lease 59 acres of blueberry fields from the Bureau.  At June 30, 2011. the cost of the lease of $613,000 was prepaid by the Company and will be amortized over the lease term of 50 years.  In addition, the Company agreed to pay the Bureau for the existing blueberry plants on the leased land, and as of June 30, 2011, had paid $343,932 to the Bureau as a deposit on the plant inventory.

NOTE 7 – RECEIVABLE FROM UNAFFLIATED ENTITIES

	June 30,
	2011	December 31,
	(Unaudited)	2010

Receivable from unaffiliated entities	$1,623,537	$3,143,307

In May 2010, the Company made advances totaling approximately $4,129,115 (RMB 27,950,000) to four unaffiliated entities.  The advances were initially made in anticipation of being equity investments and were subsequently restructured into term loans.  At December 31, 2010, the aggregate outstanding balance was approximately $3,143,307 (RMB 20,782,920).   During the six months ended June 30, 2011, an aggregate of approximately $1,587,295 (RMB 10,290,000) was repaid on the advances and at June 30, 2011, the aggregate outstanding balance was approximately $1,623,537 (RMB 10,492,920), including an exchange gain of approximately $67,000.  The advances are unsecured, non-interest bearing, due in various installments, and any unpaid principal is due in full on September 30, 2011.  Repayment of the advances is guaranteed by an unrelated commercial finance company.

In March 2011, the Company made two more advances totaling approximately $75,837 (RMB 496,740) to two potential suppliers which were fully repaid on April 12, 2011.

Advances to unaffiliated entities are reviewed periodically as to whether their carrying value has become impaired.  The Company considers the assets to be impaired if the collectability of the balances becomes doubtful.  Based upon management’s assessment at June 30, 2011 and December 31, 2010, there was no allowance necessary for potential uncollectible advances.

NOTE 8 – INCOME TAX

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

North China Horticulture, Inc. was incorporated in the state of Nevada and has no operations in the United States of America.  Accordingly, the Company has not recorded a provision for U.S. federal income tax for the six months ended June 30, 2011 and 2010.  The Company has a net operating loss carry forward in the United States of America which begins to expire in 2028. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance.

The following table reconciles the U.S. Statutory rate to the Company’s effective tax rate for the three and six months ended June 30:

	2011	2010
US statutory rate	34%	34%
Tax rate difference	(9)%	(9)%
Effect of tax exempt	(25)%	(25)%
Effective tax rate	0%	0%

Effective January 1, 2007, the Company adopted authoritative guidance issued by the FASB for uncertainty in income taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The authoritative guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2011, the Company does not have a liability for unrecognized tax uncertainties except as described below. The Company’s Chinese subsidiaries have never been subject to a tax examination and all years are open to examination by the tax authorities.

NOTE 9 – SHAREHOLDERS’ EQUITY

Issuance of Common Stock for Services

On May 16, 2011, we issued 1,750,005 common shares to a consultant for services, and recorded $2,625,008 in consulting fees based on the market price $1.50 per share.  The consultant specializes in providing brokers, fund managers, institutions and the financial marketplace with investor relations for emerging growth companies in Asia and Latin America.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read together with the factors discussed in Part I. Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010,  and with the consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this Report. Period-to-period comparisons of financial data are not necessarily indicative, and therefore should not be relied upon as indicators, of the Company’s future performance. Words or phrases such as “believes,” “does not believe,” “will,” “may,” “plan,” “estimate,” “anticipate,” “expect,” “intend” and similar expressions may identify “forward-looking statements.”

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Six Months Ended June 30, 2011 and 2010

The following tables set forth key components of our results of operations during the six months ended June 30, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	(Unaudited)		(Unaudited)
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$5,183,071	100%	$3,653,545	100%
Cost of sales	(1,106,383)	(21)%	(714,541)	(20)%
Gross profit	4,076,688	79%	2,939,004	80%

Selling, General and Administrative Expenses	(605,363)	(12)%	(67,800)	(1)%
Share based consulting fee	(2,625,008)	(51)%	-	-
Bad debt expense	(1,470,510)	(29)%	-	-
(Loss) Income before income taxes	(561,193)	(11)%	2,871,216	79%
Income taxes	-	-	-	-
Net (loss) income	$(561,193)	(11)%	$2,871,204	79%

Comparison of Three Months Ended June 30, 2011 and 2010

The following tables set forth key components of our results of operations during the three months ended June 30, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	(Unaudited)		(Unaudited)
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$3,595,412	100%	$2,826,296	100%
Cost of sales	(776,985)	(22)%	(597,651)	(21)%
Gross profit	2,818,427	78%	2,228,645	79%

Selling, General and Administrative Expenses	(210,158)	(6)%	(34,945)	(1)%
Share based consulting fee	(2,625,008)	(73)%	-	-
Bad debt expense	(1,404,985	(39)%	-	-

(Loss) Income before income taxes	(1,421,724)	(40)%	2,193,700	78%
Income taxes	-	-	-	-
Net (loss) income	$(1,421,724)	(40)%	$2,193,700	78%

Net Sales and Cost of Sales

Our net sales increased 42% to $5,1,83,071 in the six months ended June 30, 2011 from $3,653,545 in the six months ended June 30, 2010.  Our net sales increased 27% to $3,595,412 in the three months ended June 30, 2011 from $2,826,296 in the three months ended June 30, 2010. The cost of goods sold per sales ratio changed from 20% to 21% in the six months ended June 30, 2011, and changed from 21% to 22% in the three months ended June 30, 2011.

The increase in net sales in the three and six months ended June 30, 2011 was mainly attributed to the enhancement of the market recognition of the products of the Company and the expansion of the market.

Increasing cost of goods sold per sales ratio in six and three months ended June 30, 2011 was mainly due to the higher cost of acquisition due to the age of the seeds.  Further, costs of other raw materials were also higher in 2011 compared to 2010.

Gross Profit and Gross Margin

Our gross profit increased 39% to $4,076,688 in the six months ended June 30, 2011 from $2,939,004 in the same period 2010, and increased 26% to $2,818,427 in the three months ended June 30, 2011 from $2,228,645 in the same period 2010. Gross profit as a percentage of net revenue was 79% and 80% for the six months ended June 30, 2011 and 2010 respectively, and 78% and 79% for the three months ended June 30, 2011 and 2010, respectively.

Most of the maturity seeding plants we sold in the first quarter of 2010 were aged over 1 or 2 years, with a price twice as typical, so the gross margin of the first half year in 2010 is higher than that of 2011.

Selling, General and Administrative Expenses

Our selling, general and administration expenses significantly increased to $605,363 in the six months ended June 30, 2011 from $67,800 in 2010. In the first half of the year of 2011, the Company increased spending on consulting to improve our cultivation skills and business procedures. In addition, costs for marketing, employee compensation, professional fees and travel increased sharply in 2011.

Selling, general and administration expenses increased to $210,158 in the three months ended June 30, 2011 from $34,945 in 2010.  The increase is mainly due to the increase of audit and legal fees in 2011. In addition, costs for employee salaries, vehicle rentals and travel increased.

Share Based Consulting Fee

On May 16, 2011, we issued 1,750,005 common shares to a consultant for services, and recorded $2,625,008 in consulting fees based on the market price $1.50 per share.  The consultant specializes in providing brokers, fund managers, institutions and the financial marketplace with investor relations for emerging growth companies in Asia and Latin America.

 Bad debt expense

Bad debt expense increased to $1,407,510 and $1,404,985 for the six months and three months ending June 30, 2011, respectively, from zero for the same period in 2010.  At June 30, 2010, the Company had one accounts receivable from an affiliated entity which was collected subsequent to June 30, 2010.  The business characteristic of our industry led the accounts receivables to age a little bit longer than that of other industries, so we accrued the provision for bad debt based on aging of or outstanding receivable balances.  We will continue to monitor the collection of accounts receivables to determine if additional adjustments are appropriate in the future.

Income Taxes

As all of our operations are conducted in China, according to the PRC’s new Enterprise Income Tax, we are exempt from paying income taxes because we operate our business in the agriculture industry, which the government encourages and offers special incentives. We benefited from the tax exemption in both 2011 and 2010.

Net Income (loss)

Our net loss decreased 120%, to ($561,193) in the six months ended June 30, 2011 from $2,871,204 in 2010. Net loss decreased 165%, to ($1,421,724) in the three months ended June 30, 2011 from $2,193,700 in 2010.  These changes was mainly due to the increase of G&A expenses, share based consulting fee, and bad debt expense in 2011.  The share based consulting fee of $2,625,008 affected our current profit, but for its strategic nature, we believe our financing activities may benefit from it in the future.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $405,192, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(1,992,566)	$3,773,969
Net cash provided by (used in) investing activities	1,758,856	(3,188,480)
Net cash provided by (used in) financing activities	238,790	471,186
Effects of Exchange Rate Change in Cash	159,393	4,147
Net Increase in Cash and Cash Equivalents	164,473	1,060,822
Cash and Cash Equivalent at Beginning of the Period	240,719	11,300
Cash and Cash Equivalent at End of the Period	405,192	1,072,122

Operating activities

Net cash used in operating activities was $(1,992,566) for the six months ended June 30, 2011, as compared to net cash provided $3,773,969 for the six months ended June 30, 2010. The change is attributable to the increase of the accounts receivable and inventories.  The accounts receivable contributed $(4,412,262) to the net cash outflow, and inventories purchasing led to $(605,308) net cash outflow.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2011 was $1,758,856, as compared to net cash used in investing activities of $(3,188,480) during the first half year of 2010. The change is attributable to receiving repayment of unsecured advances to unaffiliated entities in 2011 for receivables made in 2010.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $238,790 due to the repayment of amounts due from office and advances from the officer. Net cash provided by financing activities for the six months ended June 30, 2010 was $471,186 due to collections of advance to an officer and advances from employee.

Receivable from unaffiliated entities

In May 2010, the Company made advances totaling approximately $4,129,115 (RMB 27,950,000) to four unaffiliated entities.  The advances were initially made in anticipation of being equity investments and were subsequently restructured into term loans.  At December 31, 2010, the aggregate outstanding balance was approximately $3,143,307 (RMB 20,782,920).   During the six months ended June 30, 2011, an aggregate of approximately $1,587,295 (RMB 10,290,000) was repaid on the advances and at June 30, 2011, the aggregate outstanding balance was approximately $1,623,537 (RMB 10,492,920), including an exchange gain of approximately $67,000.  The advances are unsecured, non-interest bearing, due in various installments, and any unpaid principal is due in full on September 30, 2011.  Repayment of the advances is guaranteed by an unrelated commercial finance company.

In March 2011, the Company made two more advances totaling approximately $75,837 (RMB 496,740) to two potential suppliers which were fully repaid on April 12, 2011.

Advances to unaffiliated entities are reviewed periodically as to whether their carrying value has become impaired.  The Company considers the assets to be impaired if the collectability of the balances becomes doubtful.  Based upon management’s assessment at June 30, 2011 and December 31, 2010, there was no allowance necessary for potential uncollectible advances.

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

Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which generally occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  We assess collectability at the time of the sale and if collectability is not reasonably assured, the sale is not recognized until collectability is probable or payment is received.  Costs related to sales not recognized are recorded as deferred expenses and will be recorded to expense on the cost recovery method.   Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advances from customers.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Guang Zhao, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in internal control over financial reporting

During the first half year ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
10.1	Translated Lease Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2011)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

North China Horticulture, Inc.,

Date: August 15, 2011	/s/ Guang Zhao
Guang Zhao
Chief Executive Officer

Date: August 15, 2011	/s/ Guang Zhao
Guang Zhao
Chief Financial Officer