Form 10-Q
period 2011-09-30
North China Horticulture, Inc.
filed 2011-11-21
CIK 1280821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

As of November 1, 2011, the registrant had 51,750,144 shares of common stock outstanding.

NORTH CHINA HORTICULTURE, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2011

INDEX

		Page
	PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4
	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months ended September 30, 2011 and 2010 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	21

	PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 1A	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	22

NORTH CHINA HORTICULTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011 (Unaudited)	2010
ASSETS
Current assets
Cash and cash equivalents	$5,633	$240,719
Accounts receivable, net of allowance for doubtful accounts of $5,661,709 and $888,844 at September 30, 2011 and December 31, 2010, respectively	4,975,705	1,392,020
Inventories, net	2,029,285	1,199,099
Deposits and advances to suppliers	16,973	93,658
Prepaid rent and other current assets	156,628	116,170
Receivable from unaffiliated entities	-	3,143,307
Deposit to related party	-	727,722
Due from officer	-	81,668

Total current assets	7,184,224	6,994,363

Property and equipment, net	337,801	139,997
Land use right, net	620,208	-
Long term growing crops inventories	2,002,661	-
Deposit on greenhouse improvements	-	211,743
TOTAL ASSETS	$10,144,894	$7,346,103

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$235,206	$27,289
Accrued expenses and other payables	269,344	103,460
Amount due to officer	43,683	-
Deferred sales	2,148,861

Total current liabilities	2,697,094	130,749

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.00001 par value; 51,750,144 and 50,000,139 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	518	500
Additional Paid-in capital	2,639,840	14,850
Accumulated other comprehensive income	516,993	268,780
Retained earnings	4,290,449	6,931,224

TOTAL SHAREHOLDERS’ EQUITY	7,447,800	7,215,354

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,144,894	$7,346,103
The accompanying notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Net revenues	$2,714,384	$1,398,403	$7,897,455	$5,051,948
Cost of goods sold	1,102,311	304,621	2,208,694	1,019,162

Gross profit	1,612,073	1,093,782	5,688,761	4,032,786

Selling, general and administrative expenses	430,376	1,280,385	1,035,739	1,348,185
Share based consulting fee	-	-	2,625,008	-
Bad debt expenses	3,261,279		4,668,789

Net (loss) income	(2,079,582)	(186,603)	(2,640,775)	2,684,601

Other comprehensive income - foreign currency translation gain	57, 449	149,684	248,213	121,121

Comprehensive (loss) income	$(2,022,133)	$(36,919)	$(2,392,562)	$2,805,722

Basic and diluted (loss) earnings per share	$(0.04)	$-	$(0.05)	$0.05

Weighted average number of shares	51,750,144	49,935,477	50,888,105	49,892,844

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Common Stock			Accumulated
	Shares	Par value $0.00001	Additional Paid-in Capital	Other Comprehensive Income	Retained Earnings	Total

Balance- January 1, 2011	50,000,139	500	14,850	$268,780	6,931,224	7,215,354

Issuance of shares for consulting fee	1,750,005	18	2,624,990	-	-	2,625,008

Foreign currency translation gain	-	-	-	248,213	-	248,213

Net loss	-	-	-	-	(2,640,775)	(2,640,775)

Balance- September 30, 2011	51,750,144	$518	$2,639,840	$516,993	$4,290,449	$7,447,800

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(2,640,775)	$2,684,601
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	68,073	14,457
Provision for bad debt	4,668,789	180,223
Provision for inventory reserves	23,622	-
Share based consulting fee	2,625,008	-
Changes in operating assets and liabilities:
Accounts receivable	(8,249,390)	1,703,981
Inventories	(823,082)	(303,452)
Long term growing crops inventories	(1,971,950)	-
Due to outside parties	-	36,063
Deposit and Advance to suppliers	76,685	(585,320)
Prepaid rent and other current assets	(40,458)	(30,075)
Accounts payable	207,917	391,248
Accrued expenses and other payables	165,884	80,839
Deferred sales	2,115,577
Net cash (used in) provided by operating activities	(3,774,100)	4,172,565

Cash flows from investing activities:
Purchase of property and equipment	(2,420)	(108,929)
Purchase of land use right	(610,628)	-
Deposit to related party	716,497	-
Received from unaffiliated entities	3,216,960	(3,525,752)
Net cash provided by (used in) investing activities	3,320,409	(3,634,681)

Cash flows from financing activities:
Repayment and advances by officer	125,351	(413,089)
Due to outside parties	-
Due to employee	-
Contribution by former shareholder	-	1,291
Net cash provided by financing activities	125,351	(411,789)

Effect of exchange rate changes on cash	93,254	136,661

Net increase in cash and cash equivalents	(235,086)	262,747

Cash and cash equivalents, beginning of the period	240,719	11,300

Cash and cash equivalents, ending of the period	$5,633	$274,047

(continued)

NORTH CHINA HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)

	For the nine months ended September 30,
	2011	2010

Supplemental disclosure of cash flow information:

Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities

Reclassification of deposit to Property and Equipment	$$211,743	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTH CHINA HORITICULTURE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of North China Horticulture, Inc. (the “Company”, “We”, “Our”) and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the SEC.  These interim financial statements should be read in conjunction with that report

The accompanying consolidated financial statements include the financial statements of the Company, it’s wholly owned subsidiaries, Honour Bond Limited ("Honour Bond") and Shenzhen ZhihaoDongbo Technology Co., Ltd. (“Zhihao”), and Zhihao’s VIE, Longsheng Horticulture Technology Co., Ltd.  (“Dandong Longsheng”).   Inter-company balances and transactions have been eliminated in consolidation.

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

Based on these contractual arrangements, the Company now accounts for Longsheng as a VIE  under authoritative guidance issued by the Financial Accounting Standards Board (“FASB”).  As the Company through Zhihao is deemed to be the primary beneficiary of Longsheng, the Company consolidates the assets, liabilities, and results of operations of Longsheng.

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

Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which generally occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  We assess collectability at the time of the sale and if collectability is not reasonably assured, the sale is not recognized until collectability is probable or payment is received.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advances from customers. For sales shipments which the Company has the legal right to collect but which management estimates the full accrual method criteria have not been met, these accounts receivable are offset by a credit to deferred sales in the same amount and will be recognized as revenue when the full accrual criteria are met.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts are estimated by management based on its recent experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year.  As of September 30, 2011 and 2010, the allowance for doubtful accounts amounted to $5,661,709 and $888,844 respectively.

Earnings (loss) per share

Earnings (loss) per share are calculated in accordance with the authoritative guidance issued by the FASB on earnings per share.  Basic net earnings (loss) per share are based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  At September 30, 2011 and December 31, 2010, the Company did not have any dilutive convertible shares or stock options outstanding.

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

	September 30, 2011	December 31, 2010	September 30, 2010
Period end RMB : US$ exchange rate	6.3885	6.600

Average period end RMB : US$ exchange rate	6.4884	6.769

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

Cash denominated in RMB with a US dollar equivalent of $5,633 and $240,719 at September 30, 2011 and December 31, 2010, respectively, was held in accounts at financial institutions located in the PRC.  The Company and its subsidiaries have not experienced any losses in such accounts and do not believe the cash is exposed to any significant risk.

For the nine months ended September 30, 2011, one customers accounted for 11% of sales and at September 30, 2011, the customers accounted for 6%, of accounts receivable.  For the nine months ended September 30, 2010, three customers accounted for 70% of sales (23%, 14%, 12%,11%and 10% respectively).  For the three months ended September 30, 2011, five customers accounted for 62% of sales (13%, 13%, 12%, 12% and 12% respectively).  For the three months ended September 30, 2010, four customers accounted for 89% of sales (27%, 25%, 21% and 16% respectively).

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

At December 31, 2010, a balance of $81,668 of advances was due from the Company’s chairman and CEO.  The advances were made for Company business purposes and were repaid to the Company by March 10, 2011.  The amounts were unsecured, non-interest bearing, and due on demand.

During the nine months ended September 30, 2011, the Company’s chairman and CEO made advances payment of $43,683 for the Company which was outstanding at September 30, 2011.  The amounts are unsecured, non-interest bearing, and are payable on demand.

NOTE 4 –DEPOSIT TO RELATED PARTY

At December 31, 2010, the Company had a deposit of approximately $727,722 (RMB 4,811,555) that had been paid to the father of the Company’s chairman and CEO for the purchase of certain farming real estate.  During the first quarter in 2011, the proposed acquisition was terminated and the deposit was returned to the Company.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of:

	September 30, 2011 (Unaudited)	December 31, 2010
Accounts receivable	$10,637,414	$2,280,864
Less: Allowance for doubtful accounts	(5,661,709)	(888,844)

Accounts receivable, net	$4,975,705	$1,392,020

At September 30, 2011, net accounts receivable of $4,975,705 includes $2,327,307 for sales shipments which the Company has the legal right to collect but which management estimates the full accrual method criteria have not been met.  These accounts receivable are offset by a credit to deferred sales in the same amount and will be recognized as revenue when the full accrual criteria are met.

NOTE 6 – INVENTORIES

Inventories consist of the following as of:

	September 30, 2011 (Unaudited)	December 31, 2010
Raw material	$172,985	$61,746
Work in process	1,387,676	926,857
Finished goods	492,616	210,496
Reserve	(23,992)	-
Total	$2,029,285	$1,199,099

Costs of bringing blueberry seedlings crops to harvest are inventoried when incurred.  Such costs are usually expensed when the crops are sold.  For the three and nine months ended September 30, 2011, costs of goods of $304,399 and $511,601 related to deferred sales (see Note 5) are included in costs of goods sold as the related inventory, once shipped, is not returnable.

NOTE 7 – PREPAID LAND USE RIGHT AND LONG-TERM GROW CROP INVENTORIES

Prepaid land use right

On June 23, 2011, the Company entered into a lease with the Youhao Forestry Bureau, Heilongjiang Province (the “Bureau”) to lease 59 acres of blueberry fields from the Bureau (the “Youhao Land”).  The cost of land use right was $620,208, and is being amortized over the 50 year life of the lease.

Long term growth crop inventories

On August 27, 2011, the Company has signed an agreement with the Bureau and agreed to pay the Bureau for the blueberry plants growing on the Youhao Land when it was leased.  As of September 30, 2011, the total fair value of the blueberry plants was determined to be $1,376,661 and was paid to the Bureau.  As of September 30, 2011, the plants were approximately three years old.  A typical blueberry plant will mature in 6 years, after which it can be harvested.  The Company currently plans to maintain the plants and harvest them.

In addition, the Company has agreed to pay a management fee to the Bureau for four years services on behalf of the Company for growing the plants from July 2011 to June 2015.  The management fee is $857,966 for the first year, $260,793 for the second year, $288,923 for the third year, and $386,104 for the fourth year.

NOTE 8 – RECEIVABLE FROM UNAFFLIATED ENTITIES

In May 2010, the Company made advances totaling approximately $4,129,115 (RMB 27,950,000) to four unaffiliated entities.  The advances were initially made in anticipation of being equity investments and were subsequently restructured into term loans.  At December 31, 2010, the aggregate outstanding balance was approximately $3,143,307 (RMB 20,782,920).  The advances are unsecured, non-interest bearing, due in various installments, and any unpaid principal was due in full on September 30, 2011.  All the advances were repaid by August 19, 2011.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Nine Months Ended September 30, 2011 and 2010

The following tables set forth key components of our results of operations during the nine months ended September 30, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Nine Months Ended		Nine Months Ended
	September 30, 2011 (Unaudited)		September 30, 2010 (Unaudited)
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$7,897,455	100%	$5,051,948	100%
Cost of sales	(2,208,694)	(28)%	(1,019,162)	(20)%
Gross profit	5,688,761	72%	4,032,786	80%

Selling, General and Administrative Expenses	(1,035,739)	(13)%	(1,348,185)	(27)%
Share based consulting fee	(2,625,008)	(33)%	-	-
Bad debt expense	(4,668,789)	(59)%	-	-
(Loss) Income before income taxes	(2,640,775)	(33)%	2,684,601	53%
Income taxes	-	-	-	-
Net (loss) income	$(2,640,775)	(33)%	$2,684,601	53%

Comparison of Three Months Ended September 30, 2011 and 2010

The following tables set forth key components of our results of operations during the three months ended September 30, 2011 and 2010, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$2,714,384	100%	$1,398,403	100%
Cost of sales	(1,102,311)	(41)%	(304,621)	(22)%
Gross profit	1,612,073	59%	1,093,782	78%

Selling, General and Administrative Expenses	(430,376)	(16)%	(1,280,385)	(91)%
Bad debt expense	(3,261,279)	(120)%	-	-

Loss before income taxes	(2,079,582)	(77)%	(186,603)	(13)%
Income taxes	-	-	-	-
Net loss	$(2,079,582)	(77)%	$(186,603)	(13)%

Net Sales and Cost of Sales

Our net sales increased 56% to $7,897,455 in the nine months ended September 30, 2011 from $5,051,948 in the nine months ended September 30, 2010.  Our net sales increased 81% to $2,714,384 in the three months ended September 30, 2011 from $1,398,403 in the three months ended September 30, 2010. The cost of goods sold per sales ratio changed from 20% to 28% in the nine months ended September 30, 2011, and changed from 22% to 41% in the three months ended September 30, 2011.

The increase in net sales in the three and nine months ended September 30, 2011 was mainly attributed to the enhancement of the market recognition of the products of the Company and the expansion of the market.

Increasing cost of goods sold per sales ratio in nine and three months ended September 30, 2011 was mainly due to the higher cost of acquisition due to the age of the seeds.  Further, costs of other raw materials were also higher in 2011 compared to 2010.

Gross Profit and Gross Margin

Our gross profit increased 41% to $5,688,761 in the nine months ended September 30, 2011 from $4,032,786 in the same period 2010, and increased 47% to $1,612,073 in the three months ended September 30, 2011 from $1,093,782 in the same period 2010. Gross profit as a percentage of net revenue was 72% and 80% for the nine months ended September 30, 2011 and 2010 respectively, and 59% and 78% for the three months ended September 30, 2011 and 2010, respectively.

Most of the maturity seeding plants we sold in the first quarter of 2010 were aged over 1 or 2 years, with a price twice as typical, so the gross margin of the first half year in 2010 is higher than that of 2011.

Selling, General and Administrative Expenses

Our selling, general and administration expenses decreased to $1,035,739 in the nine months ended September 30, 2011 from $1,348,185 in 2010, and decreased to $430,376 in the three months ended September 30, 2011 from $1,280,385 in 2010. The main difference is that in 2010, the Company spent more money on the merger activities.

Share Based Consulting Fee

On May 16, 2011, we issued 1,750,005 common shares to NUWA Group, LLC (“NUWA”) for services, and recorded $2,625,008 in consulting fees based on the market price $1.50 per share.  NUWA specializes in providing brokers, fund managers, institutions and the financial marketplace with investor relations for emerging growth companies in Asia and Latin America.

Bad debt expense

Bad debt expense increased to $4,668,789 and $3,261,279 for the nine months and three months ending September 30, 2011, respectively, from zero for the same periods in 2010.  The business characteristic of our industry led the accounts receivables to age longer than that of other industries, so we accrued the provision for bad debt based on aging of or outstanding receivable balances.  We will continue to monitor the collection of accounts receivables to determine if additional adjustments are appropriate in the future.

Income Taxes

As all of our operations are conducted in China, according to the PRC’s new Enterprise Income Tax, we are exempt from paying income taxes because we operate our business in the agriculture industry, which the government encourages and offers special incentives. We benefited from the tax exemption in both 2011 and 2010.

Net (loss) income

Net loss reported at ($2,640,775) in the nine months ended September 30, 2011 from net income $2,684,601 in 2010. Net loss increased to ($2,079,582) in the three months ended September 30, 2011 from ($186,603) in 2010.  These changes was mainly due to the increase of G&A expenses, share based consulting fee, and bad debt expense in second quarter of 2011.  The share based consulting fee of $2,625,008 affected our current profit of nine months ended September 30, 2011, but for its strategic nature, we believe our financing activities may benefit from it in the future.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $5,633, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(3,774,100)	$4,172,565
Net cash provided by (used in) investing activities	3,320,409	(3,634,681)
Net cash provided by (used in) financing activities	125,351	(411,798)
Effects of Exchange Rate Change in Cash	93,254	136,661
Net (Decrease) Increase in Cash and Cash Equivalents	(235,086)	262,747
Cash and Cash Equivalent at Beginning of the Period	240,719	11,300
Cash and Cash Equivalent at End of the Period	$5,633	$274,047

Operating activities

Net cash used in operating activities was ($3,774,100) for the nine months ended September 30, 2011, as compared to net cash provided $4,172,565 for the nine months ended September 30, 2010. The change is attributable to the increase of the accounts receivable and deferred cost.  The accounts receivable contributed ($8,249,390) to the net cash outflow, and long term growing crops inventories led to ($1,971,950) net cash outflow.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2011 was $3,320,409, as compared to net cash used in investing activities of ($3,634,681) during the same period of 2010. The change is attributable to receiving repayment of unsecured advances to unaffiliated entities in 2011 for receivables made in 2010.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $125,351 due to the repayment of amounts due from office and advances from the officer.

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

Revenue recognition

The Company recognizes sales in accordance with the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Revenue is not recognized until title and risk of loss is transferred to the customer, which generally occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.  We assess collectability at the time of the sale and if collectability is not reasonably assured, the sale is not recognized until collectability is probable or payment is received.  Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advances from customers. For sales shipments which the Company has the legal right to collect but which management estimates the full accrual method criteria have not been met, these accounts receivable are offset by a credit to deferred sales in the same amount and will be recognized as revenue when the full accrual criteria are met.

Accounts receivable

Accounts receivable are recognized and carried at the original invoiced amount less an allowance for any uncollectible accounts. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts are estimated by management based on its recent experience as well as the current economic climate and are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that an adjustment to the allowance should be made, this is recorded as a change in estimate in the current year.  As of September 30, 2011 and December 31, 2010, the allowance for doubtful accounts amounted to $5,661,709 and $888,844 respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Guang Zhao, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in internal control over financial reporting

During the nine months ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

North China Horticulture, Inc.,

Date: November 21, 2011	/s/ Guang Zhao
Guang Zhao
Chief Executive Officer

Date: November 21, 2011	/s/ Guang Zhao
Guang Zhao
Chief Financial Officer